Form 10-Q
period 1995-09-30
GRIFFIN REAL ESTATE FUND II
filed 1995-11-15
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-11200

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1398390

                              750 NORTHLAND PLAZA

              3800 WEST 80TH STREET, MINNEAPOLIS, MINNESOTA 55431

                  REGISTRANT'S TELEPHONE NUMBER (612) 896-3800

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                Yes _x_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q
or any amendment to this Form 10-Q.          [ ]




                          GRIFFIN REAL ESTATE FUND-II,

                             A LIMITED PARTNERSHIP


                                     INDEX






PART 1.        Financial Information

               Condensed Balance Sheets
                  September 30, 1995 and December 31, 1994..................................................   1

               Condensed Statements of Operations
                  for the three months and nine months ended
                  September 30, 1995 and 1994...............................................................   2

               Condensed Statements of Cash Flows
                  for the nine months ended
                  September 30, 1995 and 1994...............................................................   3

               Condensed Statements of Changes
                  in Partners' Equity for the
                  nine months ended September 30, 1995......................................................   4

               Notes to Financial Statements................................................................   5

               Management's Discussion and Analysis of
                  Financial Conditions and Results
                  of Operations............................................................................. 6-7



PART II.       Other Information............................................................................   8



SIGNATURES......................................................................................................      9



                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                  (unaudited)




                                                September 30,    December 31,
                                                     1995            1994
ASSETS

Cash and cash equivalents                       $    984,614    $    742,672
Receivables and other assets                         555,433         956,175
     Total                                         1,540,047       1,698,847

PROPERTY:
     Land                                          2,160,676       2,160,676
     Buildings and improvements                   21,869,323      21,432,061
     Furniture and equipment                       2,076,669       2,076,669
       Total                                      26,106,668      25,669,406
     Less accumulated depreciation                12,831,155      12,183,949
     Property - net                               13,275,513      13,485,457

TOTAL ASSETS                                    $ 14,815,560    $ 15,184,304



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities   $    781,652    $    815,536
     Security deposits                               143,822         131,777
     Mortgage notes payable                       14,869,926      15,067,907
       Total liabilities                          15,795,400      16,015,220


PARTNERS' EQUITY:
     General Partner                                (523,618)       (516,592)
     Limited Partner                                (456,222)       (314,324)
       Total partnership equity                     (979,840)       (830,916)

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 14,815,560    $ 15,184,304


See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                 For the Three Months      For the Nine Months
                                  Ended September 30,      Ended September 30,
                                  1995          1994        1995         1994
REVENUES
Rental income                 $ 1,298,610    $1,226,953   $3,828,409   $3,573,498
Interest income                     8,633         6,044       24,290       19,103
Other income                       73,956        75,134      207,630      213,688
   Total revenues               1,381,199     1,308,131    4,060,329    3,806,289


OPERATING EXPENSES
Operating expenses                836,820       762,738    2,275,493    2,077,505
Interest expense                  309,005       262,372      929,939      937,835
Depreciation and
   amortization                   235,872       215,904      707,622      651,423
Total operating expenses        1,381,697     1,241,014    3,913,054    3,666,763


NET INCOME (LOSS)                    (498)       67,117      147,275      139,526

NET INCOME (LOSS)
   ALLOCATED TO
   GENERAL PARTNER                    (25)        3,356        7,364        6,976
NET INCOME (LOSS)
   ALLOCATED TO
   LIMITED PARTNERS           $      (473)   $   63,761   $  139,911   $  132,550

NET INCOME (LOSS)
   PER LIMITED
   PARTNERSHIP UNIT           $      (.19)   $    29.13   $    63.94   $    60.55
   (weighted average basis)



See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        For the Nine Months
                                                        Ended September 30,

                                                        1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $   147,275    $   139,526
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and amortization                 707,622        651,423
         Decrease (increase) in receivables
            and other assets                           340,326       (639,993)
         Decrease in accounts payable
            and accrued liabilities                    (33,884)        (6,834)
         Increase in security deposits                  12,045          9,144
Net cash provided by operating activities            1,173,384        153,266

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (437,262)      (384,962)
 Net cash used by investing activities                (437,262)      (384,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of limited partner units                  (8,530)          --
   Distributions to partners                          (287,669)          --
   Payments of mortgage notes payable                 (197,981)    (5,714,589)
   Proceeds from refinancing                              --        5,600,000
Net cash used by financing activities                 (494,180)      (114,589)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       241,942       (346,285)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        742,672      1,011,986

CASH AND CASH EQUIVALENTS - END OF PERIOD          $   984,614    $   665,701

CASH PAID DURING THE PERIOD FOR INTEREST           $   929,939    $   937,835


See notes to condensed financial statements.





                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)




                              GENERAL      LIMITED        TOTAL
                              PARTNER      PARTNERS    PARTNERSHIP

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1995           $(516,592)   $(314,324)   $(830,916)

NET INCOME                       7,364      139,911      147,275

REPURCHASE OF TWO UNITS           --         (8,530)      (8,530)

DISTRIBUTIONS                  (14,390)    (273,279)    (287,669)

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1995        $(523,618)   $(456,222)   $(979,840)


See notes to condensed financial statements.





                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1994 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1995 and 1994 relating to the Griffin Companies and its affiliates:

                           1995       1994

      Management fee     $221,050   $199,682
      Supervisory fees   $ 73,405   $ 63,609

3.    TAXABLE INCOME (LOSS)

      The net income (loss) shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                      For the Nine Months
                                      Ended September 30,
                                      1995         1994

      Net income per statement
         of operations             $ 147,275    $ 139,526

      Excess of tax depreciation
         over book depreciation     (153,127)    (148,778)

      Taxable loss                 $  (5,852)   $  (9,252)

4.    TENDER OFFER

      On April 21, 1995, Everest Investors, LLC, a California limited liability company (the "Bidder") commenced a tender offer to purchase up to 600 of the outstanding limited partnership interests (the "Units") at a purchase price of $2,387.50 per Unit net to the seller in cash, subject to their terms and conditions set forth in an Offer to Purchase dated April 21, 1995 by the Bidder. The General Partner of the Partnership determined that the offer price was inadequate in comparison to the liquidation value of the Units and recommended to the Limited Partners that they not tender any Units in response to the Bidder's Offer to Purchase. The tender offer expired on July 12, 1995, with the bidder acquiring a total of 126 units. A complete discussion of the General Partner's response to the Bidder's Offer to Purchase is contained in Partnership Schedule 14D-9.

      The Bidder was also attempting to change the Partnership Agreement in several ways by sending the Limited Partners a solicitation of consent, which expired on August 18, 1995. The General Partner had determined that the proposed changes were not in the interests of the Limited Partners and recommended that consent to change not be given. The solicitation of consent was unsuccessful.



                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership had cash and cash equivalents of $984,614 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1995.

A quarterly distribution to partners of $62.50 per limited partnership unit was made following each quarter of 1995 to unit holders of record at the end of the quarter. Although distributions are expected to continue, future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions, other than those discussed in the footnotes to the Partnership financial statements filed with Form 10K.

Total revenues for the first nine months of 1995 were $4,060,329, an increase of $254,040 or 7% over total revenues for the first nine months of 1994. Revenues for the second quarter alone increased $73,068 from the second quarter of 1994. The improvement in revenues was a result of improved occupancy and increases in rental rates averaging 4%. Net income for the first nine months of 1995 increased $7,749 or 6%. Operations of the Partnership and its properties generated cash flow for the first three quarters of $529,611 before distributions to partners.

Future Partnership plans include the sale, if current market conditions do not change, of its properties in the next 21 months.


                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP

                                OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                          1994                               1995
                                -----------------------------     ----------------------------
                                           at                                 at
                                3/31   6/30     9/30    12/31     3/31    6/30    9/30   12/31
1.    Villas of
      Patricia Park Apts.
      Urbandale, Iowa            96%     95%      98%     98%      93%     96%      98%     %

2.    Candleridge Apts.
      Urbandale, Iowa            90%     98%      96%     94%      95%     99%      97%     %

3.    Lunnonhaus Village
      Apartments
      W. Des Moines, Iowa        99%     99%     100%     99%     100%     99%      99%     %

4.    Olde English Village
      Apartments
      W. Des Moines, Iowa        92%     92%      99%     98%      97%     99%     100%     %





                          GRIFFIN REAL ESTATE FUND-II,
                             A LIMITED PARTNERSHIP

                                    PART II
                               OTHER INFORMATION


Item 1.       Legal Proceedings

              On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Investment Associates ("General Partner"), the general partner of Griffin Real Estate Fund-II, A Limited Partnership ("Partnership"). The lawsuit alleges that the General Partner has wrongfully denied Everest access to the books and records of the Partnership. The court has granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner has complied with this court order. Everest continues to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner is vigorously defending The Partnership's right to keep its proprietary records from being reviewed by Everest, who is not limited partner of the Partnership and, therefore, we believe, not entitled to access to the books and records.

              Although the Partnership was not a named defendant in the action, the General Partner believes that it has a right to be indemnified for the costs of this litigation by the Partnership under the Partnership Agreement. Everest is contesting the General Partner's right to indemnification.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

              Exhibit 27 - Financial data schedule - for SEC use only.

              (b)    Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GRIFFIN REAL ESTATE FUND-II,
                                         A LIMITED PARTNERSHIP


Date:  November 15, 1995                 By    /s/ Larry D. Fransen
                                               Larry D. Fransen, for the
                                               General Partner, Investment
                                               Associates



Date:  November 15, 1995                 By    /s/ Larry D. Fransen
                                               Larry D. Fransen, for the
                                               General Partner, Investment
                                               Associates