Form 10-K
period 1995-12-31
GRIFFIN REAL ESTATE FUND II
filed 1996-03-29
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1995.   Commission file number 0-11200

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

     Minnesota                                                    41-1398390
     3800 West 80th Street - Suite 750
     Minneapolis, Minnesota                                            55431

     Registrant's telephone number                            (612) 896-3800


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
         Title of each class                             which registered
         -------------------                          ------------------------
                None                                            None

Securities registered pursuant to Section 12(g) of the act:  $11,000,000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes _x_  No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.                                      [  ]

Forms 8-K dated October 1, 1991 with an amendment dated October 16, 1991 and May 12, 1992 are incorporated by reference in this report.


               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                           PAGE
PART I
   Item 1         Business................................................   1

   Item 2         Properties..............................................   1

   Item 3         Legal Proceedings.......................................   1

   Item 4         Submission of Matters to a Vote
                  of Limited Partner......................................   2


PART II
   Item 5         Market for the Partnership's Limited Partnership
                  Interests and Related Limited Partner Matters...........   2

   Item 6         Selected Financial Data................................. 2-3

   Item 7         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........... 3-5

   Item 8         Financial Statements and Supplementary Data.............   6

   Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................   6


PART III
   Item 10        The General Partner of the Partnership.................. 6-8

   Item 11        Management Remuneration and Transactions................ 8-9

   Item 12        Limited Partnership Ownership of Certain
                  Beneficial Owners and Management........................   9

   Item 13        Certain Relationships and Related
                  Transactions............................................  10


PART IV
   Item 14        Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.................................  10


SIGNATURES................................................................  11



               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                                     PART I

Item 1.  Business

         The registrant, Griffin Real Estate Fund-II, A Limited Partnership (the "Partnership"), was organized on September 19, 1980 under the laws of the State of Minnesota. The Partnership was formed by the general partner, Investment Associates, a Minnesota general partnership, to acquire existing, income-producing real properties for rental purposes. On February 2, 1981 the Partnership commenced an offering of $10,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated December 15, 1982 upon the acceptance of 2200 units $11,000,000), the maximum allowed under the registration.

         The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         As of December 31, 1995 the Partnership has made the real property investments set forth in the following table:

           Name, type of property                                  Date of         Type of
              and location        (a)               Size           Purchase     Ownership (b)
              ------------                          ----           --------     -------------

         1.  Villas of Patricia Park Apts.         120 units        12/30/81     Mortgage Note
             Urbandale, Iowa

         2.  Candleridge Apartments                138 units        12/30/81     Mortgage Note
             Urbandale, Iowa

         3.  Lunnonhaus Village Apts.              285 units         5/06/82     Mortgage Note
             Golden, Colorado

         4.  Olde English Village Apts.            264 units         8/31/82     Mortgage Note
             West Des Moines, Iowa


         (a)      Reference is made to Schedule III of this annual report.

         (b) Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term indebtedness secured by the Partnership's real property investments;

         The Terms of Transactions between the Partnership and affiliates of the General Partner are described in Item 11 to which reference is hereby made.


Item 2.  Properties

         The Partnership owns the real properties referred to in Item 1 to which reference is hereby made.

Item 3.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Investment Associates ("General Partner"), the general partner of Griffin Real Estate Fund-II, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who is not a limited partner of the Partnership. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal on March 12, 1996 and a decision is pending.



Item 4.  Submission of Matters to a Vote of Limited Partners

         There were no matters submitted to a vote of the Limited Partners.




                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Limited Partner Matters

         There are approximately 707 holders of record of units of the Partnership. There is no public market for units and it is not anticipated that a public market for units will develop. The General Partner will not redeem or repurchase units except upon death of the original limited partner.

         Reference is made to Item 6 in this annual report for a discussion of cash distributions made to the Limited Partners.


Item 6.  Selected Financial Data

                     Griffin Real Estate Fund-II, A Limited
                  Partnership For the Years Ended December 31,
                        1995, 1994, 1993, 1992, and 1991

                                   1995           1994           1993            1992           1991
                               ------------   ------------   ------------   ------------    ------------
Total revenues                 $  5,472,890   $  5,148,672   $  4,885,147   $  4,991,815    $  5,433,785

Income (Loss) before
   extraordinary
   item (d)                         324,981        151,515        199,138       (409,243)       (967,255)
Income (Loss) before
   extraordinary item
   per limited partner
   unit (c)                          141.10          65.76          86.34        (176.91)        (417.68)

Extraordinary Item:
   Gain on foreclosure
   of property                           --             --             --        739,559              --

Extraordinary item:
      Gain on foreclosure of
      property per limited
      partner unit (c)                   --             --             --         319.72              --

Net income (loss)                   324,981        151,515        199,138        330,316        (967,255)

Net income (loss) per
   limited partner
   unit (c)                          141.10          65.76          86.34         142.81         (417.68)

Total assets                     14,837,677     15,184,304     15,175,828     15,154,826      19,840,493

Mortgages and
   contracts for deed            14,801,452     15,067,907     15,245,768     15,201,883      19,458,092

Cash distributions
   per limited
   partner unit (b)            $     187.35             --             --             --              --


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit I in this annual report.

(b) Cash distributions of $1,500 per Limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership.

(c) Income (loss) before extraordinary item, extraordinary item, and net income (loss) per limited partnership unit is based upon the number of limited partnership units outstanding during the period (2,188 for current year, using weighted average).

(d) 1992 figures reflect the foreclosure of Raintree Apartments on May 1, 1992.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Everest Investors, LLC, A California Limited Liability Company ("Everest") commenced a tender offer to purchase up to 600 of the outstanding limited partnership interests ("units") at a purchase price of $2,387.50 per unit net to the seller in cash, subject to the terms and conditions set forth in an offer to purchase dated April 21, 1995. The General Partner of the Partnership determined that the offer price was inadequate in comparison to the liquidation value of the units and recommended to the Limited Partners that they not tender any units in response to the Everest Offer to Purchase. The tender offer expired on July 12, 1995, with Everest acquiring a total of 126 units.

         Everest was also attempting to change the Partnership Agreement in several ways by sending the Limited Partners a solicitation of consent, which expired on August 18, 1995. The General Partner had determined that the proposed changes were not in the interests of the Limited Partners and recommended that consent to change not be given. The solicitation of consent was unsuccessful.

RESULTS OF OPERATIONS

         Summary of Operations - 1995 Compared to 1994

         During 1995, the Partnership and its properties turned in another solid year of performance. As a result of the improved performance of the property portfolio, the Partnership was able to continue distributions in 1995. Units held of record for calendar year 1995 received a distribution of $320 per unit (including distributions paid in January 1996) or an annual return of 6.4%.

         Physical occupancy increased an average of 1.1% from 96.8% to 97.7%. Individually physical occupancy increased at two of the four properties. Candleridge Apartments increased from an average of 95% to 97.5% and Olde English Village Apartments increased from an average of 95.5% to 98.3%. Lunnonhaus Apartments physical occupancy remained the same at an average of 99.5% for both years. Physical occupancy at Villas of Patricia Park Apartments declined from an average of 97% to 95.5%.

         Rental rates of the property portfolio increased 4.7%. Individually rental rates increased at all properties, with increases ranging from the smallest increase of 3.5% at Villas of Patricia Park Apartments to the greatest increase of 6.2% at Lunnonhaus Village Apartments.

         As a result of increased rental rates and improved occupancy, plus the increase in interest and other income, overall revenue increased by approximately $324,200.

         Interest expense increased as a result of the increased interest rate on the Olde English Village Apartments mortgage debt. The Olde English Village loan terms include an adjustable rate of interest which adjusts every three months based on three month treasury bills. Interest rate increased from 7.8% in 1994 to a high of 9.3% in May of 1995. Interest rates began to decline again in 1995 ending the year at 8.8%. The mortgage debt on the other three properties have a fixed rate of interest which was the same in both years.

         Real estate tax expense declined in total by approximately $29,400 as a result of overestimating the real estate tax liability for 1994. Actual assessed values in 1995 were not increased materially from that of 1994.

         The decline in utilities expense was essentially due to the approximate $39,000 decline in utility expense at Lunnonhaus Village Apartments. The decline in utilities was a result of two factors. A milder winter heating season during the winter of 1994-1995 versus 1993-1994. Also savings resulted from prior expenditures on energy saving devices in the heating system throughout the property.

         The approximate $133,000 increase in administrative expenses was essentially due to the legal fees incurred by the Partnership in connection with Everest's tender offer and solicitation of consent.

         Despite the overall increase in total expense, the Partnership increased its Net Operating Income by approximately $173,500.

         During the year, the Partnership invested approximately $597,000 in physical improvements to the properties. The majority of these expenditures were made for physical improvements to the Olde English Village Apartments and Lunnonhaus Village Apartments. At Olde English Village, the exterior renovations were completed and a major landscaping project was also completed. At Lunnonhaus Village, the expenditures were incurred for landscaping. At Candleridge and Villas of Patricia Park Apartments, expenditures were made for improvements to the garages and landscaping.

         Summary of Operations - 1994 Compared to 1993

         Rental rates for the property portfolio on average increased 3.7%. Physical occupancy for the property portfolio on average increased from 95.8% to 96.8%. Due to improved occupancy and collections, total revenue increased by approximately $263,500. Individually, each property in the portfolio experienced an increase in revenue.

         The approximate $39,400 decline in interest expense is essentially due to the refinancing of Olde English Village Apartments, which was completed on June 30, 1994. The refinancing reduced the blended interest rate for the retired first and second mortgages from 9.3% to 7.8%. The monthly debt service was initially reduced from $48,674 to $44,675, a savings of $3,999 per month, however, rising short term interest rates have caused the loan's adjustable interest rate to increase correspondingly.

         Real estate tax expense increased by approximately $81,300 due to rising property assessments. Assessed valuations are used as a base for the computation of the real estate taxes. Assessed valuations have increased because of improved property operations throughout the portfolio.

         Repairs and maintenance expense increased by approximately $281,800 as a result of additional expenditures made at all properties which were not required to be capitalized as additional property purchases. The majority of these expenditures were made at Lunnonhaus and Olde English Village Apartments for various building repairs and cosmetic improvements.

         Although revenue for the year increased, increasing expenses, in particular in the repair and maintenance categories resulted in a decline in Net Income.

         Improved operating results in the last quarter of 1994 allowed the Partnership to resume distributions to holders of record on December 31, 1994 in the amount of $62.50 per unit or an annualized return of 5%.

LIQUIDITY

         The Partnership had approximately $1,044,300 of cash reserves on hand at December 31, 1995. This should provide the Partnership with ample liquidity with which to operate the properties and provide for capitol improvements to the property portfolio in the near term and into the future. The Partnership will be committing approximately $250,000 to external improvements to Lunnonhaus Village Apartments and approximately $150,000 to the remodeling of the entry ways at Olde English Apartments.

         Although there can be no assurance of continuing cash flow from property operations, if anticipated cash flow is realized, the Partnership intends on continuing distributions in 1996 at an annual rate of $300 or 6% per unit.

         Although there can be no assurance that a sale will be completed, Partnership plans call for the sale of Candleridge and Villas of Patricia Park Apartments during 1996. Upon the successful completion of the sale of these properties, sales proceeds will be distributed.


                                 OCCUPANCY TABLE

                             Lunnonhaus    Olde English                               Raintree
            Candleridge      Village       Village              Villas of Patricia    Apartments
            Apartments       Apartments    Apartments           Park Apartments       Little Rock
            Urbandale, IA    Golden, CO    W. Des Moines, IA    Urbandale, IA         Arkansas
            -------------    ----------    -----------------    -------------         --------
3/31/95          95%           100%               97%                  93%                 *

6/30/95          99%            99%               99%                  96%                 *

9/30/95          97%            99%              100%                  98%                 *

12/31/95         99%           100%               97%                  95%                 *


3/31/94          92%           100%               93%                  97%                 *

6/30/94          98%            99%               92%                  95%                 *

9/30/94          96%           100%               99%                  98%                 *

12/31/94         94%            99%               98%                  98%                 *


3/31/93          94%            99%               90%                  95%                 *

6/30/93          99%            98%               97%                 100%                 *

9/30/93          99%            99%               97%                  98%                 *

12/31/93         92%            99%               94%                  94%                 *


3/31/92          97%            95%               92%                  98%                89%

6/30/92          93%            87%               92%                  97%                 *

9/30/92          97%            94%               98%                  97%                 *

12/31/92         94%            96%               91%                  95%                 *


3/31/91          94%            89%               91%                  98%                94%

6/30/91          96%            88%               98%                  98%                93%

9/30/91          98%            94%               99%                  99%                88%

12/31/91         96%            95%               93%                  94%                94%


* Indicates the Partnership did not own the property at the end of the quarter.



Item 8.  Financial Statements and Supplementary Data

         The Table of Contents to Financial Statements, Financial Statements and Supplementary Data listed in Item 14 are referenced herein as included in the exhibits attached to this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co., LLP) regarding any of the following:

         1)     Accounting principles or practices
         2)     Extent and quality of financial statement disclosure
         3)     Auditing scope or procedures


                                    PART III

Item 10. The General Partner of the Partnership

         The General Partner of the Partnership is Investment Associates, a Minnesota general partnership formed in September of 1980 by certain directors and officers of Griffin Companies for the sole purpose of acting as General Partner of the Partnership. As General Partner, Investment Associates manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

         Griffin Companies, A Minnesota corporation organized in 1969, is engaged in real estate brokerage, real estate investment counseling, and management of commercial and multi-family real estate. Griffin Companies and its Affiliates have organized and served as general partners in thirty-two privately placed partnerships and six publicly offered partnerships, which were formed for the purpose of real estate investment.

         The General Partner and its Affiliates provide executive, supervisory and certain administrative services for the Partnership's operations and the General Partner is responsible for determining whether, when and on what terms properties should be sold or refinanced. In addition, the books and records of the Partnership are maintained by Griffin Companies, and are subject to audit by independent certified public accountants. The partners of the General Partner intend to devote only as much of their time to the business of the Partnership as they determine to be reasonably required. Limited Partners have no right to participate in the management of the Partnership.

         Effective December 31, 1994 James R. Wadsworth, one of the partners of the General Partner, withdrew as a partner. His share of ownership and his share of future profits and losses were assigned to and split equally between Larry D. Fransen and Robert S. Dunbar. Mr. Fransen and Mr. Dunbar were already partners of the General Partner.

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 55) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

         Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

         Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

         He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National MultiHousing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

         Mr. Fransen holds the CCIM (Certified Commercial Investment Member) designation of the Commercial Investment Institute, as well as the SRS (Specialist in Real Estate Securities) designation. For 13 years, he was an instructor for the Commercial Investment Institute and served as the group's national president in 1983. He has been awarded the Omega Tau Rho Medal of Service for his years of service to the National Association of Realtors.

         Robert S. Dunbar (age 56) is Chief Executive Officer of Griffin Companies.

         Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

         Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the national MultiHousing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

         Frederick R. Lamb (age 59) left Griffin Companies during 1982, returning to a position he had previous to joining Griffin Companies. He became Senior Vice President and Director of the Griffin Companies in July of 1979. He began his real estate career in 1965 when he represented the Minneapolis Institute of Arts in the acquisition of several city blocks, a portion of which ultimately became the site of the Minneapolis Institute of Arts Building and the Minneapolis College of Arts and Design.

         In 1968, Mr. Lamb was employed as a sales associate at a Minneapolis, Minnesota brokerage company. In 1972, Mr. Lamb was promoted to Vice President and Manager of the Commercial-Investment Division of the company and served in this capacity until 1976. In 1977, Mr. Lamb became Vice President and Sales Manager of another Minneapolis, Minnesota brokerage company. In 1978, he became President of the Commercial Industrial Multiple Listing Service of the Greater Minneapolis Area Board of Realtors. He has taught commercial investment real estate courses.

         Mr. Lamb holds the professional designation Certified Commercial Investment Member (CCIM) of the Realtors National Marketing Institute and is a member of the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors and the National Association of Realtors. In 1979, he was elected to the Board of Directors of the Greater Minneapolis Area Board of Realtors for a three year term.

         Thomas A. Robeson (age 64) served as a Senior Vice President of Griffin Companies, which he joined in April 1980, until his departure on February 29, 1988.

         Mr. Robeson's previous business experience includes service in the Investment Division of a national insurance company, from 1955 to 1957, and from 1957 to 1972, with IBM Corporation, where he held various sales and management positions.

         Mr. Robeson entered the real estate field in 1972 when he joined a real estate firm in St. Paul, Minnesota. His responsibilities included brokerage, management and syndication of various types of real estate. In 1975, Mr. Robeson joined a Minneapolis investment company where he was involved in the brokerage of a wide range of commercial, industrial, and investment real estate. In 1978, he was promoted to Vice President and Manager of the Commercial-Investment Division of that company. He has experience in the acquisition and disposition of shopping centers, apartment buildings, commercial office buildings, motels, net leased industrial warehouse and manufacturing facilities, and industrial, commercial and residential unimproved property.

         Mr. Robeson holds the professional designation CCIM (Certified Commercial Investment Member of the Realtors National Marketing Institute). He is a member of the International Association for Financial Planning and of several real estate organizations, including the National Association of Industrial and Office Parks, the Upper Midwest Chapter of the Realtors National Marketing Institute, the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors and the National Association of Realtors.

         Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The partners of the General Partner represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the partners of the General Partner are largely invested in interests in real property and in Griffin Companies Therefore, it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.


Item 11. Management Remuneration and Transactions

         Partners of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

         * Profits, losses, and cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the general partner.

         * Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the general partner receiving at least 1% of the distributions:

                  ** First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

                  ** Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

                  ** Third, any remaining balance, 80% to the limited partners and 20% to the general partner.


         The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

         Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $20,918, $12,827 and $11,174 in 1995, 1994, and 1993
respectively, for these expenses.

         Reference is made to Note 4 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.


Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

         Everest Investors, LLC is the only person or "group" known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership. Their interest in the Partnership is as follows:

                                       Amount and Nature      Percent of Class
                                         of Beneficial         Outstanding at
              Title of Class               Ownership          December 31, 1995
              --------------           -----------------      -----------------
         Limited Partnership Units    126 units, purchased at       5.8%
                                        $2,387.50 per unit


        The individual general partners of the General Partner as a group have the following interest in the Partnership:

                                       Amount and Nature      Percent of Class
                                         of Beneficial         Outstanding at
              Title of Class               Ownership          December 31, 1995
              --------------           -----------------      -----------------
          Limited Partnership Units   26 units purchased at          1.2%
                                        $4,462 per unit

         No partner of the General Partner possesses a right to acquire beneficial ownership of interest of the Partnership.

         There exists no arrangement, known to the Partnership, the operation of which may at subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

        The partners of Investment Associates, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                        1995       1994       1993
                                    --------   --------   --------

         Property management fees   $292,361   $269,439   $254,764
         Major improvement
           supervisory fees           98,705     96,865     41,195




                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

               Exhibit 13:  Financial Statements and Schedules.
               Exhibit 27:  Financial Data Schedule.


         No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 24, 1996                          Griffin Real Estate Fund-II,
                                                A Limited Partnership




                                                By: /s/ Larry D. Fransen
                                                    Larry D. Fransen
                                                    for the General Partner
                                                    Investment Associates


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





Dated:  March 24, 1996                          By: /s/ Larry D. Fransen
                                                    Larry D. Fransen
                                                    Managing General Partner
                                                    of the General Partner
                                                    Investment Associates