Form 10-Q
period 1996-03-31
GRIFFIN REAL ESTATE FUND II
filed 1996-05-15
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-11200

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                            MINNESOTA    41-1398390

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                               Yes  x  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ ]



                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP


                                      INDEX

PART 1.    Financial Information
           Condensed Balance Sheets
              March 31, 1996 and December 31, 1995.....................................................   1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1996 and 1995..................................................................   2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1996 and 1995..................................................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1996........................................................   4

           Notes to Financial Statements...............................................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations............................................................................ 6-7



PART II.   Other Information...........................................................................   8



SIGNATURES.............................................................................................   9




                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                 March 31,      December 31,
                                                   1996             1995
                                                ------------    ------------
ASSETS

Cash and cash equivalents                       $    996,485    $  1,044,305
Receivables and other assets                         585,221         589,711
                                                ------------    ------------
        Total                                      1,581,706       1,634,016
                                                ------------    ------------

PROPERTY:
     Land                                          2,160,676       2,160,676
     Buildings and improvements                   22,028,985      22,028,985
     Furniture and equipment                       2,076,669       2,076,669
                                                ------------    ------------
        Total                                     26,266,330      26,266,330
     Buildings and improvements                   22,028,985      22,028,985
     Furniture and equipment                       2,076,669       2,076,669
                                                ------------    ------------
        Total                                     26,266,330      26,266,330

     Less accumulated depreciation                13,284,435      13,062,669
                                                ------------    ------------
     Property - net                               12,981,895      13,203,661
                                                ------------    ------------

TOTAL ASSETS                                    $ 14,563,601    $ 14,837,677
                                                ============    ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities   $    775,518    $    838,612
     Security deposits                               143,315         143,572
     Security deposits                               143,315         143,572
     Mortgage notes payable                       14,742,643      14,801,452
                                                ------------    ------------
        Total liabilities                         15,661,476      15,783,636
                                                ------------    ------------


PARTNERS' EQUITY:
     General Partner                                (529,514)       (521,918)
     Limited Partner                                (568,361)       (424,041)
                                                ------------    ------------
        Total partnership equity                  (1,097,875)       (945,959)
                                                ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 14,563,601    $ 14,837,677
                                                ============    ============


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                  For the Three Months
                                     Ended March 31,
                                   1996         1995
                                ----------   ----------
REVENUES
Rental income                   $1,315,332   $1,259,466
(less vacancies - 1996
$43,073; 1995 $30,747)
Interest income                      9,438        5,535
Other income                        66,138       65,767
                                ----------   ----------
  Total revenues                 1,390,908    1,330,768
                                ----------   ----------


OPERATING EXPENSES
Operating expenses                 686,654      675,468
Interest expense                   309,158      306,794
Depreciation and amortization      242,179      235,874
                                ----------   ----------
  Total operating expenses       1,237,991    1,218,136
                                ----------   ----------


NET INCOME                         152,917      112,632
NET INCOME ALLOCATED TO
  GENERAL PARTNER                    7,646        5,632
                                ----------   ----------
NET INCOME ALLOCATED TO
  LIMITED PARTNERS              $  145,271   $  107,000
                                ==========   ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT
  (weighted average basis)      $    66.42   $    48.88
                                ==========   ==========


See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                       1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $   152,917    $   112,632
   Adjustments to reconcile
      to net cash provided by
      operating activities:
   Depreciation and amortization                       242,179        235,874
   Increase in receivables and other assets            (15,923)        (1,880)
   Increase (decrease) in accounts payable
      and accrued liabilities                          (63,094)         6,157
   Increase (decrease) in security deposits               (257)         3,715
                                                   -----------    -----------
   Net cash provided by operating activities           315,822        356,498
                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     --          (61,465)
                                                   -----------    -----------

Net cash used by investing activities                     --          (61,465)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                          (304,833)          --
   Payments of principal                               (58,809)       (67,711)
                                                   -----------    -----------

Net cash used by financing activities                 (363,642)       (67,711)
                                                   -----------    -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (47,820)       227,322

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      1,044,305        742,672
                                                   -----------    -----------


CASH AND CASH EQUIVALENTS - END OF PERIOD          $   996,485    $   969,994
                                                   ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST           $   310,548    $   361,254
                                                   ===========    ===========



See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)




                                   GENERAL      LIMITED       TOTAL
                                   PARTNER     PARTNERS    PARTNERSHIP

PARTNERS' DEFICIT
   JANUARY 1, 1996           $(521,918)   $(424,041)  $  (945,959)

NET INCOME                       7,646      145,271       152,917
DISTRIBUTIONS                  (15,242)    (289,591)     (304,833)
                               -------     --------      --------
PARTNERS' DEFICIT
   MARCH 31, 1996            $ (529,514)   $(568,361) $(1,097,875)
                              =========     ========   ==========


See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

  The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

  The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1996 and 1995 relating to the Griffin
      Companies:

                                                1996                 1995
                                                ----                 ----

        Management fees                      $  73,263            $  71,258
        Supervisory fees                     $  11,074            $  19,736

3.      TAXABLE INCOME (LOSS)

  The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                   For the Three Months
                                                      Ended March 31,
                                                  1996               1995
                                                  ----               ----

        Net income per statement
           of operations                      $ 152,917            $ 112,632
        Excess of tax depreciation
           over book depreciation               (14,137)             (51,042)
                                                -------              -------

        Taxable income (loss)                 $ 138,780            $ (61,590)
                                                =======              =======


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership had cash and cash equivalents of $996,485 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were made during the first quarter of 1996 in the amount of $132.50 per limited partnership unit to holders of units on December 31, 1995. Distributions were made in April following the close of the first quarter of 1996 in the amount of $75.00 per limited Partnership unit to holders of units on March 31, 1996.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions, other than those discussed below and in the footnotes to the Partnership financial statements filed with Form 10K.

Gross rental income was $1,358,405 and $1,290,213 for the first quarter of 1996 and 1995 respectively. This is an increase of $68,192 or 5.3% in the average apartment rental rates for the properties. Vacancy was $43,073 or 3.2% and $30,747 or 2.4% for the first quarter of 1996 and 1995 respectively. Although there was an increase in vacancy, this was more than offset by increased rental rates resulting in a $55,866 increase in rental income. The decrease in occupancy is a result of two factors. The first, and most significant factor, is the residents' purchases of homes. Over the course of the last two years, market rental rates have been rising while mortgage interest rates have been falling. This combination has made home ownership a viable and attractive option for residents that have the ability to make a down payment. The second, and less significant factor, is the construction of new multifamily housing. Interest rates have begun to rise which may limit home purchases. We expect those residents that could afford to buy homes to have now done so.

Operating expenses were $686,654 and $675,468 for the first quarter of 1996 and 1995 respectively. The increase of just $11,186 was due to an increase in real estate taxes.

Net operating income was $152,917 and $112,632 in the first quarter of 1996 and 1995 respectively. The increase of $40,285 was due mainly to rising revenue which was a result of increased rental rates.

Candleridge and Villas of Partricia Park Apartments are being marketed for sale. Neither property is currently under any formal purchase contract.


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                                          1995                                   1996
                                                           at                                     at
                                         3/31     6/30     9/30   12/31          3/31    6/30     9/30    12/31
1.   Villas of
     Patricia Park Apts.
     Urbandale, Iowa                      93%      96%      98%     95%           96%

2.   Candleridge Apts.
     Urbandale, Iowa                      95%      99%      97%     99%           96%

3.   Lunnonhaus Village
     Apartments
     Golden, Colorado                    100%      99%      99%    100%          100%

4.   Olde English Village
     Apartments
     W. Des Moines, Iowa                  97%      99%     100%     97%           94%



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

                 On February 9, 1996 Everest filed a proxy solicitation with the Securities and Exchange Commission. It was revised and re-filed on April 2, 1996.



Item 6.  Exhibits and Reports on Form 8-K

         (a)         Exhibits
                     Exhibit 27 Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GRIFFIN REAL ESTATE FUND-II,
                                            A LIMITED PARTNERSHIP



Date:  May 15, 1996                         By    /s/ Larry D. Fransen
                                                  --------------------
                                                  Larry D. Fransen, for the
                                                  General Partner, Investment
                                                  Associates



Date:  May 15, 1996                         By    /s/ Larry D. Fransen
                                                  --------------------
                                                  Larry D. Fransen,
                                                  A  General Partner of the
                                                  General Partner, Investment
                                                  Associates