Form 10-K/A
period 1995-12-31
GRIFFIN REAL ESTATE FUND II
filed 1996-05-30
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            FORM 10-K AMENDMENT NO. 1

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

         The Partnership is engaged solely in the business of real estate investment, and is limiting its investment to the real property acquired at its inception plus reasonable repairs and capital improvements. The goal of these investments is to generate both capital gain income and current income from cash flow. The Partnership does not invest in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities, or in other securities. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         The General Partner manages and controls all of the affairs of the Partnership, including deciding when and on what terms properties should be sold or refinanced.

         As of December 31, 1995 the Partnership has made the real property investments set forth in the following table:

     Name, type of property                            Date of      Type of
        and location (a)             Size             Purchase    Ownership(b)

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

It is the Partnership's policy to conduct its business activities in accordance with the Partnership Agreement which may not be changed without a vote of a majority of the Limited Partnership units outstanding. Pursuant to the Partnership Agreement, the Partnership may not issue senior securities, make loans to other persons, invest in the securities of other entities for the purposes of exercising control, underwrite the securities of others or offer securities in exchange for property.

As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt up to a maximum of 75% loan to value. The Olde English Village. Apartments were refinanced on June 30, 1994. No other refinancings occurred in 1995, 1994, or 1993. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1995, 1994, and 1993 the Partnership redeemed two, zero and seven units respectively.

It is the policy of the General Partner to report on a quarterly basis to the limited partners. Each interim report contains limited financial reporting with a management discussion of operations and goals for the Partnership. The annual report contains financial statements that are audited by independent public accountants, and is accompanied by a management discussion of operations and goals.


                            AVERAGE EFFECTIVE ANNUAL
                                 RENTAL PER UNIT

                                                       VILLAS OF
                                   OLDE ENGLISH        PATRICIA
        CANDLERIDGE   LUNNONHAUS   VILLAGE APARTMENTS  PARK         RAINTREE
        APARTMENTS    VILLAGE      W.DES               APARTMENTS   APARTMENTS
        URBANDALE,    APARTMENTS   MOINES, IOWA        URBANDALE,   LITTLE ROCK,
        IOWA          GOLDEN, CO                       IOWA         ARKANSAS
1995    $ 6,605        $ 6,699        $ 6,329           $ 6,435            *
1994      6,345          6,311          6,094             6,214            *
1993      6,148          6,054          5,942             6,005            *
1992      5,988          5,786          5,834             5,856       $ 4,197
1991      5,890          5,606          5,698             5,717         4,118

* Indicates the Partnership did not own the property at any time during the year.


                                SCHEDULE OF REAL
                                  ESTATE TAXES

                                                              VILLAS OF
                                              OLDE ENGLISH    PATRICIA PARK
            CANDLERIDGE        LUNNONHAUS     VILLAGE         APARTMENTS       RAINTREE
            APARTMENTS         VILLAGE        APARTMENTS      URBANDALE,       APARTMENTS
            URBANDALE, IOWA    APARTMENTS     WEST DES        IOWA             LITTLE ROCK,
                               GOLDEN, CO     MOINES, IOWA                     ARKANSAS
      1995
  TAX RATE          (a)          89.412          (a)             (a)               *
ASSESSMENT          (a)         $66,244          (a)             (a)               *

      1994
  TAX RATE       34.39191         90.98        34.66721       34.39191             *
ASSESSMENT       $128,614       $59,799        $242,212       $119,900             *

      1993
  TAX RATE       35.11437         90.98        34.98463       35.11437             *
ASSESSMENT       $131,314       $59,799        $244,138       $122,420             *

      1992
  TAX RATE       34.86661         90.98        34.91742       34.86661           64.234
ASSESSMENT       $130,388       $91,553        $236,272       $101,398          $59,610

      1991
  TAX RATE       34.90392        83.125        35.03054       34.90392           62.134
ASSESSMENT       $130,528       $95,766        $237,038       $101,722          $57,663


* Indicates the Partnership did not own the property at any time during the year.
                           (a) Data not yet available



It is the opinion of the General Partner that the Partnership's properties are adequately covered by insurance.

Item 3.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Investment Associates ("General Partner"), the general partner of Griffin Real Estate Fund-II, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 126 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996 and a decision is pending.


Item 6.  Selected Financial Data

                     Griffin Real Estate Fund-II, A Limited
                  Partnership For the Years Ended December 31,
                        1995, 1994, 1993, 1992, and 1991

                               1995           1994          1993          1992           1991
                               ----           ----          ----          ----           ----
Total Revenues              $ 5,472,890    $ 5,148,672   $ 4,885,147   $ 4,991,815    $ 5,433,785

Income (loss) before
 extraordinary item (d)         324,981        151,515       199,138      (409,243)      (967,255)
Income (loss) before
 extraordinary item
 per limited partner
 unit (c)                        141.10          65.76         86.34       (176.91)       (417.68)

Extraordinary Item:
 Gain on foreclosure
 of property                          -              -             -       739,559              -
Extraordinary Item:
 Gain on foreclosure
 of property per
 limited partner
 unit (c)                             -              -             -        319.72              -
Net Income (Loss)               324,981        151,515       199,138       330,316       (967,255)

Net Income (Loss) per
 limited partner
 unit (c)                        141.10          65.76         86.34        142.81        (417.68)
Total Assets                 14,837,677     15,184,304    15,175,828    15,154,826     19,840,092

Mortgages and
 Contracts for deed          14,801,452     15,067,907    15,245,768    15,201,883     19,458,092

Cash distributions
 per limited partner
 unit (b)                   $    187.35              -             -             -              -



(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit I in this annual report.

(b) Cash distributions of $1,500 per Limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. None of these distributions have resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under generally accepted accounting principals. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership.

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

        Although there can be no assurance that a sale will be completed, Partnership plans call for the sale of Candleridge and Villas of Patricia Park Apartments during 1996. A purchaser has not yet been identified, but a marketing plan has been established. The plan includes developing marketing materials, offering the property in advertising in several publications and mass mailing to prospective buyers. Upon the successful completion of the sale of these properties, sales proceeds will be distributed.



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



Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
Management

        Everest Investors, LLC, ("Everest") located at 11755 Wilshire Boulevard, Suite 2360, Los Angeles, California 90025, is the only person or "group" known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership. Everest Investors, LLC has only a financial interest in their units which were assigned by the original owners of 126 units. Everest has not been admitted as a limited partner of the Partnership.

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


Dated:  May 24, 1996                      Griffin Real Estate Fund-II,
                                          A Limited Partnership




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





Dated:  May 24, 1996                      By: /s/ Larry D. Fransen
                                              Larry D. Fransen
                                              Managing General Partner
                                              of the General Partner
                                              Investment Associates




                                    EXHIBIT I

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                      INCLUDED IN ANNUAL REPORT (FORM 10-K)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                TABLE OF CONTENTS
                                                                       Page

Independent Auditor's Report ..........................................  1

Balance Sheets, December 31, 1995 and 1994.............................  2

Statements of Operations for the Years Ended
December 31, 1995, 1994 and 1993.......................................  3

Statements of Cash Flows for the Years
Ended December 31, 1995, 1994 and 1993.................................  4

Statements of Changes in Partners' Deficit
for the Years Ended December 31, 1995, 1994 and 1993...................  5

Notes to Financial Statements.......................................... 6-10

Financial Statement Schedules.......................................... 11


       III  Real Estate and Accumulated Depreciation,
            December 31, 1995.......................................... 11


      All schedules other than those indicated in the Table of Contents have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                          INDEPENDENT AUDITOR'S REPORT



Griffin Real Estate Fund-II,
A Limited Partnership
Minneapolis, Minnesota


We have audited the accompanying balance sheets of Griffin Real Estate Fund-II, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partner's deficit, and cash flows for each of the years in the three-year period ended December 31, 1995. Our audits also included the financial statement schedules listed in the table of contents at
Exhibit I. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffin Real Estate Fund-II, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows of each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        LARSON, ALLEN, WEISHAIR & CO., LLP



Minneapolis, Minnesota
March 11, 1996




                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                               1995            1994
                                           ------------    ------------
ASSETS

Cash and cash equivalents                  $  1,044,305    $    742,672
Escrow deposits                                 331,948         625,910
Receivables and other assets                     45,562          49,902
                                           ------------    ------------
   Total                                      1,421,815       1,418,484
                                           ------------    ------------

PROPERTY AND EQUIPMENT:
Land                                          2,160,676       2,160,676
Buildings and improvements                   22,028,985      21,432,061
Furniture and equipment                       2,076,669       2,076,669
                                           ------------    ------------
   Total                                     26,266,330      25,669,406
Less accumulated depreciation                13,062,669      12,183,949
                                           ------------    ------------
   Property and equipment - net              13,203,661      13,485,457
                                           ------------    ------------

Debt financing costs (net of accumulated
   amortization - 1995, $158,997;
   1994, $77,350)                               212,201         280,363
                                           ------------    ------------

   TOTAL ASSETS                            $ 14,837,677    $ 15,184,304
                                           ============    ============


LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
Accounts payable:
   Affiliate                               $     27,712    $     24,778
   Other                                        151,350         125,637
Security deposits                               143,572         131,777
Accrued expenses:
   Real estate taxes                            559,044         569,145
   Interest                                     100,506          95,976
Mortgage notes payable                       14,801,452      15,067,907
                                           ------------    ------------

   Total liabilities                         15,783,636      16,015,220
                                           ------------    ------------

PARTNERS' DEFICIT:
General Partner                                (521,918)       (516,592)
Limited Partners                               (424,041)       (314,324)
                                           ------------    ------------
   Total Partners' Deficit                     (945,959)       (830,916)
                                           ------------    ------------

TOTAL LIABILITIES AND PARTNERS'
DEFICIT                                    $ 14,837,677    $ 15,184,304
                                           ============    ============


See Notes to Financial Statements




                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                        1995           1994           1993
                                     -----------    -----------   -----------
REVENUES:
Rent (less vacancies:
   1995, $117,629; 1994, $190,560;
   1993, $237,699)                   $ 5,142,356    $ 4,833,598   $ 4,605,304
Interest                                  47,135         34,108        16,661
Other                                    283,399        280,966       263,182
                                     -----------    -----------   -----------
Total revenues                         5,472,890      5,148,672     4,885,147
                                     -----------    -----------   -----------

EXPENSES:
Interest                               1,239,396      1,233,398     1,272,829
Depreciation and amortization            960,367        911,261       886,031
Real estate taxes                        546,083        575,493       494,179
Repairs and maintenance                  716,057        703,387       421,603
Utilities                                460,305        498,909       487,086
Salaries and employee benefits           509,800        502,232       540,271
Management fees to related parties       292,361        269,439       254,764
Administrative                           260,500        127,508       149,957
Insurance                                151,849        163,071       162,676
Bad debts                                   (227)         6,495        16,613
Other                                     11,418          5,964          --
                                     -----------    -----------   -----------
   Total expenses                      5,147,909      4,997,157     4,686,009
                                     -----------    -----------   -----------

NET INCOME                           $   324,981    $   151,515   $   199,138
                                     ===========    ===========   ===========



NET INCOME ALLOCATED
   TO GENERAL PARTNER                $    16,249    $     7,576   $     9,957
                                     ===========    ===========   ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS               $   308,732    $   143,939   $   189,181
                                     ===========    ===========   ===========

PER UNIT:
   NET INCOME                        $    141.10    $     65.76   $     86.34
                                     ===========    ===========   ===========



See Notes to Financial Statements



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            1995            1994           1993
                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $   324,981    $   151,515    $   199,138
   Adjustments to reconcile net
      income to net cash
      provided by operating
      activities:
         Depreciation and amortization       960,367        911,261        886,031
      Decrease (increase) in:
         Receivables and other assets          4,340          9,416         (9,542)
         Escrows                             293,962       (243,562)       (33,246)
      Increase (decrease) in:
         Accounts payable                     28,647          2,271       (160,733)
         Security deposits                    11,795          9,741          8,538
         Accrued expenses                     (5,571)        22,810        (44,351)
                                         -----------    -----------    -----------
Net cash provided by operating
   activities                              1,618,521        863,452        845,835
                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment       (596,924)      (771,276)      (315,883)
                                         -----------    -----------    -----------
Net cash used by
   investing activities                     (596,924)      (771,276)      (315,883)
                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage notes and
      contracts for deed payable                --        5,600,000        257,700
   Repurchase of limited
      partner units                           (8,530)          --          (25,475)
   Distributions to partners                (431,494)          --             --
   Payments on mortgages
      and contracts for deed                (266,455)    (5,777,861)      (213,814)
   Payments for debt
      financing costs                        (13,485)      (183,629)          --
                                         -----------    -----------    -----------
Net cash provided (used) by financing
   activities                               (719,964)      (361,490)        18,411
                                         -----------    -----------    -----------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      301,633       (269,314)       548,363

CASH AND CASH EQUIVALENTS
   - BEGINNING OF YEAR                       742,672      1,011,986        463,623
                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
   - END OF YEAR                         $ 1,044,305    $   742,672    $ 1,011,986
                                         ===========    ===========    ===========

CASH PAID FOR INTEREST                   $ 1,234,866    $ 1,243,216    $ 1,272,477
                                         ===========    ===========    ===========


See Notes to Financial Statements



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                          CHANGES IN PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                              GENERAL        LIMITED
                             PARTNER'S      PARTNERS'
                              EQUITY         EQUITY
                             (DEFICIT)      (DEFICIT)        TOTAL
                            -----------    -----------    -----------
PARTNERS' DEFICIT
   DECEMBER 31, 1992        $  (534,125)   $  (621,969)   $(1,156,094)

NET INCOME                        9,957        189,181        199,138

REPURCHASE OF SEVEN UNITS          --          (25,475)       (25,475)
                            -----------    -----------    -----------

PARTNERS' DEFICIT
   DECEMBER 31, 1993           (524,168)      (458,263)      (982,431)

NET INCOME                        7,576        143,939        151,515
                            -----------    -----------    -----------


PARTNERS' DEFICIT
   DECEMBER 31, 1994           (516,592)      (314,324)      (830,916)

NET INCOME                       16,249        308,732        324,981

REPURCHASE OF TWO UNITS            --           (8,530)        (8,530)

DISTRIBUTIONS                   (21,575)      (409,919)      (431,494)
                            -----------    -----------    -----------
PARTNERS DEFICIT
   DECEMBER 31, 1995        $  (521,918)   $  (424,041)   $  (945,959)
                            ===========    ===========    ===========


See Notes to Financial Statements



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of the Partnership - Griffin Real Estate Fund-II, A Limited Partnership (the Partnership), was organized on September 18, 1980 under the laws of the State of Minnesota. As of December 31, 1995 there are 2,200 limited partnership units authorized and 2,185 outstanding.

      Statements of Cash Flows - For the purpose of the statements of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $1,044,305, and $742,672 at December 31, 1995 and 1994
      respectively, consist of government money market portfolios with banks and are recorded at cost which approximates market value. The Partnership places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

      Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

      Financial Instruments
      The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, receivables, accounts payable and accrued liabilities, and loans payable approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the current rates at which the Partnership could borrow funds with similar remaining maturities.

      Properties and Depreciation - Properties are stated at cost including capitalized acquisition fees and are depreciated using a straight-line method over the estimated useful lives of the related assets (buildings, 25 years; furnishings and equipment, 5 years). For income tax purposes, the Partnership depreciates the buildings over 15 to 19 years using the Accelerated Cost Recovery System. Building improvements made subsequent to January 1, 1987 are depreciated over 27.5 years using the Modified Cost Recovery System for tax purposes.

      Escrow Deposits - The escrow deposits consist of funds held for future payment of real estate taxes, insurance premiums and replacement reserves for major expenditures.

      Leases - Apartment leases are generally renewable on a six month to one year basis.

      Offering Costs - Expenses incurred in connection with the registration and offering of the partnership units syndication costs, including selling commissions and advertising, are recorded as a reduction of Partners' Equity. Such costs are not deductible for income tax purposes by the Partnership nor its partners.

      Debt Financing Costs - Costs incurred in connection with securing financing on Partnership properties have been capitalized and are being amortized on the straight-line basis over the remaining life of the related financing agreement.

      Income Taxes - The financial statements of the Partnership do not include a provision for income taxes as the income and losses of the Partnership are allocated to the individual partners for inclusion in their income tax returns.

      Net Income Per Limited Partnership Unit - The net income per limited partnership unit is computed by dividing the net income allocated to limited partners by the weighted average number of limited partnership units outstanding during the year.

      Recently Issued Accounting Standards
      The Financial Accounting Standards Board ("FASB") issued Statement No. 121 Accounting for the Impairment of Long Lived Assets, which requires the recognition of impairments on long lived assets in the Statements of Operations. This statement is effective for years beginning after December 15, 1995. This SFAS is not expected to have a material effect on the Partnership.

2.    ORGANIZATION

      The Partnership was formed by the general partner, Investment Associates, a Minnesota general partnership, to acquire existing, income-producing real properties for rental purposes. Investment Associates is not required to make any capital contributions to the Partnership.

      The Limited Partnership Agreement and Certificate of Limited Partnership (Partnership Agreement) contains certain provisions, among others, described as follows:

      * The management and general responsibility of operating the Partnership business shall be vested exclusively in the general partner.

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

      * The Partnership will terminate on December 31, 2021 or earlier upon the sale of substantially all of the properties or the occurrence of certain other events as stated in the Partnership Agreement.


3.    MORTGAGE NOTES PAYABLE

      Mortgage notes payable consist of the following at December 31:
                                                       1995            1994
                                                       ----            ----
      Mortgage note (Villas of Patricia Park),
         monthly installments of $20,717
         including interest at 8.375% due
         August 2001; callable August 1998         $ 2,485,192     $ 2,523,888
      Mortgage note (Candleridge)
         monthly installments of $23,917
         including interest at 8.375%
         due August 2001; callable August 1998       2,869,029       2,913,700
      Mortgage Note (Olde English Village)
         monthly installments of $47,909
         including interest at 8.76%
         due June 30, 1997                           5,474,346       5,565,082
      Mortgage note (Lunnonhaus)
         monthly installments of $31,166
         including interest at 7%,
         due June 2014                               3,972,885       4,065,237
                                                   -----------     -----------

      Total mortgage notes payable                 $14,801,452     $15,067,907
                                                   ===========     ===========

      All property is pledged as collateral to the mortgage notes payable.

      Future principal maturities are as follows:
         1996                                       $   291,917
         1997                                         5,576,778
         1998                                           220,948
         1999                                           238,500
         2000                                           257,459
         Later                                        8,215,850
                                                      ---------
            Total                                   $14,801,452


      On June 30, 1994, the Partnership refinanced the Olde English Village Mortgage Note. On June 15, 1995, the prepayment provision of the Candleridge Apartments contract for deed and the Villas of Patricia Park mortgage note were modified. Terms of these refinancings and prepayment provisions, as modified, are as follows:

      Candleridge Apartments: Prepayment of the note is subject to a prepayment premium ranging from 1% to 3% depending on the year of the loan in which it is prepaid. The prepayment premium does not apply if the lender calls the note.

      Villas of Patricia Park: Prepayment of the note is subject to a prepayment premium ranging from 1% to 3% depending upon the year of the loan in which it is prepaid. The prepayment premium does not apply if the lender calls the note.

      Olde English Village: Loan amount of $5,600,000 with monthly installments of $47,909 at December 31, 1995, including interest which is adjusted quarterly to 350 basis points above the Treasury yield, due June 30, 1997. The mortgage note carries an option to extend the maturity date for an additional term of 3 years to July 1, 2000. An extension would require an extension fee payment equal to 1/2 of 1% of the outstanding principal balance at the time of extension.

      The lender has the right to call the Candleridge and Villas of Patricia Park notes on August 31, 1998, with no prepayment premium. The lender has the right to call the Olde English Village note upon certain events. The Lunnonhaus mortgage is subject to The Department of Housing and Urban Development regulations.

      All of the above debt is non-recourse to the individual partners.

4.    RELATED PARTY TRANSACTIONS

      The partners of Investment Associates, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                          1995          1994         1993
                                          ----          ----         ----

      Property management fees        $ 292,361     $  269,439    $  254,764
      Major improvement
         supervisory fees                98,705         96,865        41,195

5.    TAXABLE INCOME (LOSS)

      The net income shown on the financial statements is reconciled to the taxable income (loss) as follows:

                                                1995      1994       1993
                                                ----      ----       ----
      Net income per
         financial statements               $ 324,981  $  151,515   $199,138
      Excess of tax depreciation
         over book depreciation              (211,027)   (200,367)  (194,170)
      Interest income for tax purposes
         in excess of (less than) interest
         for financial statements                   -      (1,898)     2,828
      Excess of tax mortgage insurance
         over financial statement
         mortgage insurance                         -      (3,066)         -
      Financial statement expense
         for real estate taxes
         less than deduction
        for tax purposes                            -           -   (581,220)
      Rental income for financial
        statements in excess of
        rental income for tax purposes         (5,670)          -          -
      Rental income for tax purposes
        in excess of rental
        income for financial statements             -      11,144      9,740
                                              -------    --------   --------
          Taxable income (loss)             $ 108,284    $(42,672) $(563,684)
                                              =======    ========   ========


6.    PARTNERS' DEFICIT RECONCILIATION

      Reconciliation of financial statement deficit to tax return deficit is as follows:

                                             1995          1994        1993
                                             ----          ----        ----

      Deficit per
         financial statements           $  (945,959)  $  (830,916)  $ (982,431)
      Cumulative excess of tax
         depreciation over financial
         statement depreciation          (7,703,316)   (7,492,289)  (7,291,922)
      Cumulative excess of tax interest
         income over financial
         statement interest income                -             -        1,898
      Excess of financial statement
         mortgage insurance over tax
         mortgage insurance                       -             -        3,066
      Prepaid rent recognized as
         income for tax purposes             70,820        76,491       65,347
                                          ---------    ----------   ----------

      Deficit per tax return            $(8,578,455)  $(8,246,714)  $(8,204,042)
                                         ===========   ==========   ===========




                                                                    SCHEDULE III

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995



                                                Costs
                                             Capitalized
                   Initial Cost to          Subsequent to            Gross Amount at Which Carried
                   Partnership (a)           Acquisition               at Close of Period (b) (c)
                   ---------------           -----------               --------------------------
                                                       Land/
                                          Bldgs./      Bldgs.                  Bldgs. &                 Accum.    Date of     Date
Description   Encumbrances     Land       Improve      Improve      Land       Improve       Total      Deprec. ,Construct. Acquired
- -----------   ------------     ----       -------      -------      ----       -------       -----      ----------------------------
URBANDALE, IA

Candleridge    $ 2,869,029  $  372,378  $ 3,580,857  $  372,244  $  372,378  $ 3,953,101  $ 4,325,479  $ 2,249,693   1979   12/30/81
Villas of
Patricia Park    2,485,192     258,924    2,984,746     193,371     258,924    3,178,117    3,437,041    1,816,378   1979   12/30/81

GOLDEN, CO

Lunnonhaus
Village          3,972,885     714,045    8,049,914   1,058,299     714,045    9,108,213    9,822,258    4,824,691   1975    5/06/82

W. DES
MOINES, IA

Olde English
Village          5,474,346     815,329    6,745,860   1,120,363     815,329    7,866,223    8,681,552    4,171,907   1972    8/31/82
               -----------  ----------  -----------  ----------  ----------  -----------  -----------  -----------
TOTAL          $14,801,452  $2,160,676  $21,361,377  $2,744,277  $2,160,676  $24,105,654  $26,266,330  $13,062,669
               ===========  ==========  ===========  ==========  ==========  ===========  ===========  ===========





                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995


(a) The cost to the Partnership represents the original purchase price of the properties.

(b) The cost basis of real estate owned at December 31, 1995 is the same for financial statement purposes as it is for tax purposes, with the aggregate total being $26,266,330.


                                       1993           1994            1995
                                    -----------    -----------      --------

Balance at beginning of period      $24,582,247    $24,898,130     $25,669,406
Additions during period                       -              -
  Improvements                          315,883        771,276         596,924
                                    -----------    -----------     -----------

Balance at end of period            $24,898,130    $25,669,406     $26,266,330
                                    ===========    ===========     ===========

(d) Reconciliation of accumulated depreciation:

Balance at beginning of period      $10,490,327    $11,330,522     $12,183,949
Depreciation expense for period         840,195        853,427         878,720
                                    -----------    -----------     -----------

Balance at end of period            $11,330,522    $12,183,949     $13,062,669
                                    ===========    ===========     ===========

Depreciation calculated on 5-27.5 year lives using the straight-line method on real property and accelerated for personal property.