Form 10-Q
period 1996-06-30
GRIFFIN REAL ESTATE FUND II
filed 1996-08-12
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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



                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP


                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              June 30, 1996 and December 31, 1995.......................1

           Condensed Statements of Operations
              for the three months and six months ended
              June 30, 1996 and 1995....................................2

           Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1996 and 1995....................................3

           Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1996............................4

           Notes to Financial Statements................................5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations...........................................6-7



PART II.   Other Information...........................................8



SIGNATURES ............................................................9



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                June, 30      December, 31
                                                  1996            1995
                                              ------------    ------------
ASSETS

Cash and cash equivalents                     $  1,020,604    $  1,044,305
Receivables and other assets                       593,146         589,711
                                              ------------    ------------
   Total                                         1,613,750       1,634,016
                                              ------------    ------------

PROPERTY:
   Land                                          2,160,676       2,160,676
   Buildings and improvements                   22,211,499      22,028,985
   Furniture and equipment                       2,076,670       2,076,669
                                              ------------    ------------
      Total                                     26,448,845      26,266,330
   Less accumulated depreciation                13,506,199      13,062,669
                                              ------------    ------------
   Property - net                               12,942,646      13,203,661
                                              ------------    ------------

TOTAL ASSETS                                  $ 14,556,396    $ 14,837,677
                                              ============    ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities   $    912,511    $    838,612
   Security deposits                               146,125         143,572
   Mortgage notes payable                       14,658,819      14,801,452
                                              ------------    ------------
      Total liabilities                         15,717,455      15,783,636
                                              ------------    ------------


PARTNERS' EQUITY:
   General Partner                                (532,673)       (521,918)
   Limited Partner                                (628,386)       (424,041)
                                              ------------    ------------
      Total partnership equity                  (1,161,059)       (945,959)
                                              ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 14,556,396    $ 14,837,677
                                              ============    ============


See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                            For the Three Months        For the Six Months
                                Ended June 30,            Ended June 30,

                              1996         1995         1996         1995
                           ----------   ----------   ----------   ----------
REVENUES
Rental income              $1,291,955   $1,270,333   $2,607,287   $2,529,799
Interest income                 6,333       10,122       15,771       15,657
Other income                   70,538       67,907      136,676      133,674
                           ----------   ----------   ----------   ----------
   Total revenues           1,368,826    1,348,362    2,759,734    2,679,130
                           ----------   ----------   ----------   ----------

OPERATING EXPENSES
Operating expenses            722,255      817,665    1,408,909    1,438,673
Interest expense              295,079      259,680      604,237      620,934
Depreciation and
   amortization               242,176      235,876      484,355      471,750
                           ----------   ----------   ----------   ----------
Total operating expenses    1,259,510    1,313,221    2,497,501    2,531,357
                           ----------   ----------   ----------   ----------


NET INCOME                    109,316       35,141      262,233      147,773

NET INCOME ALLOCATED
   TO GENERAL PARTNER           5,466        1,757       13,112        7,389
                           ----------   ----------   ----------   ----------

NET INCOME ALLOCATED
   TO LIMITED PARTNERS     $  103,850   $   33,384   $  249,121   $  140,384
                           ==========   ==========   ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT
(weighted average basis)   $    47.49   $    15.25   $   113.91   $    64.13
                           ==========   ==========   ==========   ==========


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the  Six Months
                                                           Ended June 30,

                                                       1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $   262,233    $   147,773
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:

         Depreciation and amortization                 484,355        471,750
         Decrease (increase) in receivables
            and other assets                           (44,260)       207,149
         Increase (decrease) in accounts payable
            and accrued liabilities                     73,899        (39,197)
         Increase in security deposits                   2,553          6,350
                                                   -----------    -----------
         Net cash provided by operating
            activities                                 778,780        793,825
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (182,515)      (210,718)
                                                   -----------    -----------
Net cash used by investing activities                 (182,515)      (210,718)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of limited partner units                    --           (8,530)
   Distributions to partners                          (477,333)      (143,574)
   Payments of principal mortgage notes payable       (142,633)      (131,767)
                                                   -----------    -----------
Net cash used by financing activities                 (619,966)      (283,871)
                                                   -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (23,701)       299,236

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      1,044,305        742,672
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 1,020,604    $ 1,041,908
                                                   ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST           $   606,030    $   620,934
                                                   ===========    ===========


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)




                               GENERAL        LIMITED         TOTAL
                               PARTNER        PARTNERS     PARTNERSHIP
                             -----------    -----------    -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996           $  (521,918)   $  (424,041)   $  (945,959)

NET INCOME                        13,112        249,121        262,233

DISTRIBUTIONS                    (23,867)      (453,466)      (477,333)
                             -----------    -----------    -----------

PARTNERS' EQUITY (DEFICIT)
   JUNE 30, 1996             $  (532,673)   $  (628,386)   $(1,161,059)
                             ===========    ===========    ===========


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations for the three months and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

         The accounting policies followed by the Partnership are set forth in
         Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.       RELATED PARTY TRANSACTIONS

         The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1996 and 1995 relating to the Griffin Companies:

                                            1996                  1995
                                            ----                  ----

         Management fees                   $147,525             $147,395
         Supervisory fees                  $ 24,457             $ 28,951


3.       TAXABLE INCOME (LOSS)

         The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                      For the Six Months
                                                         Ended June 30,
                                                      1996         1995
                                                      ----         ----

        Net income per statement
           of operations                            $262,233     $147,773

        Excess of tax depreciation
           over book depreciation                    (28,275)    (102,085)
                                                    --------     --------

        Taxable income                              $233,958     $ 45,688
                                                    ========     ========



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had cash and cash equivalents of $1,020,604 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

A quarterly distribution to partners of $75.00 per limited partnership unit was made following the first quarter and again following the end of the second quarter to unit holders of record on June 30, 1996. Future cash distributions will depend on future property operations.


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

Total revenues for the first six months of 1996 were $2,759,734, an increase of $80,604 or 3% over total revenues for the first six months of 1995. Revenues for the second quarter alone increased $20,464 from the second quarter of 1995. Net income for the first six months of 1996 was up $114,460 or 77% to $262,233. As a result of the increase in revenue, net operating income increased $8,139 for the second quarter 1996 compared to the second quarter 1995. The improvement in operations of the Partnership and its properties generated cash flow for the second quarter of $196,619 before distributions to partners.

Candleridge and Villas of Patricia Park Apartments are being marketed for sale. Neither property is currently under any formal purchase contract.


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                           1995                                1996
                                            at                                  at
                               --------------------------          ------------------------------
                               3/31   6/30   9/30   12/31          3/31    6/30     9/30    12/31
1. Villas of
   Patricia Park Apts.
   Urbandale, Iowa              93%    96%    98%    95%           96%     91%

2. Candleridge Apts.
   Urbandale, Iowa              95%    99%    97%    99%           96%     95%

3. Lunnonhaus Village
   Apartments
   Golden, Colorado            100%    99%    99%   100%          100%     98%

4. Olde English Village
   Apartments
   W. Des Moines, Iowa          97%    99%   100%    97%           94%     92%



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Investment Associates ("General Partner"), the general partner of Griffin Real Estate Fund-II, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 126 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. A decision is pending.

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




                                         GRIFFIN REAL ESTATE FUND-II,
                                         A LIMITED PARTNERSHIP



Dated:  August 15, 1996                  By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Investment
                                               Associates



Dated:  August 15, 1996                  By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen,
                                               A General Partner of the
                                               General Partner, Investment
                                               Associates