Form 10-Q
period 1996-09-30
GRIFFIN REAL ESTATE FUND II
filed 1996-11-12
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP


                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1996 and December 31, 1995.........................1

           Condensed Statements of Operations
              for the three months and nine months ended
              September 30, 1996 and 1995......................................2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1996 and 1995......................................3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1996.............................4

           Notes to Financial Statements.......................................5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-7



PART II.   Other Information...................................................8



SIGNATURES.....................................................................9

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                               September, 30    December, 31
                                                   1996             1995
ASSETS                                         ------------     ------------

Cash and cash equivalents                      $    958,563     $  1,044,305
Receivables and other assets                        520,281          589,711
                                               ------------     ------------
   Total                                          1,478,844        1,634,016
                                               ------------     ------------

PROPERTY:
   Land                                           2,160,676        2,160,676
   Buildings and improvements                    22,349,221       22,028,985
   Furniture and equipment                        2,076,669        2,076,669
                                               ------------     ------------
      Total                                      26,586,566       26,266,330
   Less accumulated depreciation                 13,727,965       13,062,669
                                               ------------     ------------
   Property - net                                12,858,601       13,203,661
                                               ------------     ------------

TOTAL ASSETS                                   $ 14,337,445     $ 14,837,677
                                               ============     ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities    $    794,011     $    838,612
   Security deposits                                144,830          143,572
   Mortgage notes payable                        14,585,696       14,801,452
                                               ------------     ------------
      Total liabilities                          15,524,537       15,783,636
                                               ------------     ------------


PARTNERS' EQUITY:
   General Partner                                 (533,975)        (521,918)
   Limited Partner                                 (653,117)        (424,041)
                                               ------------     ------------
      Total partnership equity                   (1,187,092)        (945,959)
                                               ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 14,337,445     $ 14,837,677
                                               ============     ============

See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                     For the Three Months            For the Nine Months
                                      Ended September 30,            Ended September 30,

                                      1996           1995            1996          1995
                                      ----           ----            ----          ----
REVENUES
Rental income                    $ 1,330,766    $ 1,298,610     $ 3,938,053    $ 3,828,409
Interest income                       10,983          8,633          26,754         24,290
Other income                          77,341         73,956         214,017        207,630
                                 -----------    -----------     -----------    -----------
   Total revenues                  1,419,090      1,381,199       4,178,824      4,060,329
                                 -----------    -----------     -----------    -----------

OPERATING EXPENSES
Operating expenses                   742,777        836,820       2,151,686      2,275,493
Interest expense                     287,669        309,005         891,906        929,939
Depreciation and
   amortization                      242,177        235,872         726,532        707,622
                                 -----------    -----------     -----------    -----------
Total operating expenses           1,272,623      1,381,697       3,770,124      3,913,054
                                 -----------    -----------     -----------    -----------


NET INCOME (LOSS)                    146,467           (498)        408,700        147,275

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                  7,323            (25)         20,435          7,364
                                 -----------    -----------     -----------    -----------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS           $   139,144    $      (473)    $   388,265    $   139,911
                                 ===========    ===========     ===========    ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT
(weighted average basis)         $     63.62    $      (.19)    $    177.53    $     63.94
                                 ===========    ===========     ===========    ===========

See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          For the Nine Months
                                                          Ended September 30,

                                                         1996            1995
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   408,700     $   147,275
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Depreciation and amortization                  726,532         707,622
         Decrease in receivables
            and other assets                              8,194         340,326
         Decrease in accounts payable
            and accrued liabilities                     (44,601)        (33,884)
         Increase in security deposits                    1,258          12,045
                                                    -----------     -----------
Net cash provided by operating activities             1,100,083       1,173,384
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (320,236)       (437,262)
                                                    -----------     -----------
Net cash used by investing activities                  (320,236)       (437,262)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of limited partner units                     --            (8,530)
   Distributions to partners                           (649,833)       (287,669)
   Payments of principal mortgage notes payable        (215,756)       (197,981)
                                                    -----------     -----------
Net cash used by financing activities                  (865,589)       (494,180)
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (85,742)        241,942

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,044,305         742,672
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   958,563     $   984,614
                                                    ===========     ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   893,457     $   929,939
                                                    ===========     ===========

See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)




                                GENERAL         LIMITED          TOTAL
                                PARTNER         PARTNERS      PARTNERSHIP
                              -----------     -----------     -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996            $  (521,918)    $  (424,041)    $  (945,959)

NET INCOME                         20,435         388,265         408,700

DISTRIBUTIONS                     (32,492)       (617,341)       (649,833)
                              -----------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1996         $  (533,975)    $  (653,117)    $(1,187,092)
                              ===========     ===========     ===========

See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

  1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

        The accounting policies followed by the Partnership are set forth in
        Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

        The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1996 and 1995 relating to the Griffin Companies:

                                                     1996                  1995
                                                     ----                  ----

        Management fees                           $ 196,419            $ 221,050
        Supervisory fees                          $  56,485            $  73,405


3.      TAXABLE INCOME (LOSS)

        The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                           For the Nine Months
                                                           Ended September 30,
                                                           1996           1995
                                                           ----           ----

Net income per statement
   of operations                                        $ 408,700     $ 147,275

Excess of tax depreciation
   over book depreciation                                 (42,412)     (153,127)
                                                        ---------     ---------

Taxable income (loss)                                   $ 366,288     $  (5,852)
                                                        =========     =========

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership had cash and cash equivalents of $958,563 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

A quarterly distribution to partners of $75.00 per limited partnership unit was made following the first two quarters and again following the end of the third quarter to unit holders of record on September 30, 1996. Future cash distributions will depend on future property operations.


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

Total revenues for the first nine months of 1996 were $4,178,824, an increase of $118,495 or 3% over total revenues for the first nine months of 1995. Revenues for the third quarter alone increased $37,891 from the third quarter of 1995. An improved interest rate climate as well as lower operating expenses also contributed to the improvement in net income for the first three quarters of 1996. Net income rose to $408,700, up from $147,275 during the first three quarters of 1995. The improvement in operations of the Partnership and its properties generated cash flow for the third quarter of $110,459 before distributions to partners.

Candleridge and Villas of Patricia Park Apartments are being marketed for sale. Neither property is currently under any formal purchase contract.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                     1995                       1996
                          -------------------------   --------------------------
                                      at                         at
                          3/31   6/30   9/30  12/31   3/31  6/30    9/30   12/31
1. Villas of
  Patricia Park Apts.
  Urbandale, Iowa          93%    96%    98%    95%    96%    91%    95%

2. Candleridge Apts
  Urbandale, Iowa          95%    99%    97%    99%    96%    95%    96%

3. Lunnonhaus Village
  Apartments
  Golden, Colorado        100%    99%    99%   100%   100%    98%   100%

4. Olde English Village
  Apartments
  W. Des Moines, Iowa      97%    99%   100%    97%    94%    92%    94%

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Investment Associates ("General Partner"), the general partner of Griffin Real Estate Fund-II, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 126 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. On September 10, 1996 the court affirmed the dismissal.

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




                                               GRIFFIN REAL ESTATE FUND-II,
                                               A LIMITED PARTNERSHIP



Dated:  November 15, 1996                      By    /s/ Larry D. Fransen
                                                     ---------------------------
                                                     Larry D. Fransen, for the
                                                     General Partner, Investment
                                                     Associates



Dated:  November 15, 1996                      By    /s/ Larry D. Fransen
                                                     ---------------------------
                                                     Larry D. Fransen,
                                                     A General Partner of the
                                                     General Partner, Investment
                                                     Associates