Form 10-K
period 1996-12-31
GRIFFIN REAL ESTATE FUND II
filed 1997-03-31
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996. Commission file number 0-11200

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                              Minnesota 41-1398390
                         510 Marquette Avenue, Suite 300
                             Minneapolis, Minnesota
                                      55402

                  Registrant's telephone number (612) 338-2828


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                  Title of each class                 which registered
                  -------------------                 ----------------

                         None                               None

Securities registered pursuant to Section 12(g) of the act:  $11,000,000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  _x_   No___


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


                                TABLE OF CONTENTS

                                                                           PAGE
PART I
   Item 1         Business...............................................   1-2

   Item 2         Properties.............................................     3

   Item 3         Legal Proceedings......................................     3

   Item 4         Submission of Matters to a Vote
                  of Limited Partners....................................     3


PART II
   Item 5         Market for the Partnership's Limited Partnership
                  Interests and Related Limited Partner Matters..........     3

   Item 6         Selected Financial Data................................     4

   Item 7         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........   5-7

   Item 8         Financial Statements and Supplementary Data............     8

   Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     8


PART III
   Item 10        The General Partner of the Partnership.................  8-10

   Item 11        Management Remuneration and Transactions............... 10-11

   Item 12        Limited Partnership Ownership of Certain
                  Beneficial Owners and Management.......................    11

   Item 13        Certain Relationships and Related
                  Transactions...........................................    11


PART IV
   Item 14        Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................    11


SIGNATURES        .......................................................    12



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

         As of December 31, 1996 the Partnership has made the real property investments set forth in the following table:

         Name, type of property                         Date of      Type of
            and location        (a)            Size     Purchase   Ownership(b)
         ----------------------                ----     --------   ------------

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

         As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. The Olde English Village Apartments were refinanced on June 30, 1994. No other refinancings occurred in 1996, 1995, or 1994. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

         The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1996, 1995, and 1994 the Partnership redeemed zero, two and zero units respectively.

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

                            AVERAGE EFFECTIVE ANNUAL
                                 RENTAL PER UNIT

                                                                                VILLAS OF
                                                         OLDE ENGLISH           PATRICIA
           CANDLERIDGE            LUNNONHAUS             VILLAGE                PARK              RAINTREE
           APARTMENTS             VILLAGE                APARTMENTS             APARTMENTS        APARTMENTS
           URBANDALE,             APARTMENTS             W.DES MOINES,          URBANDALE,        LITTLE ROCK,
           IOWA                   GOLDEN, CO             IOWA                   IOWA              ARKANSAS
---------- ---------------------- ---------------------- ---------------------- ----------------- -------------------
1996                     $ 6,494                $ 7,114                $ 6,094           $ 6,095                   *
---------- ---------------------- ---------------------- ---------------------- ----------------- -------------------
1995                       6,605                  6,699                  6,329             6,435                   *
---------- ---------------------- ---------------------- ---------------------- ----------------- -------------------
1994                       6,345                  6,311                  6,094             6,214                   *
---------- ---------------------- ---------------------- ---------------------- ----------------- -------------------
1993                       6,148                  6,054                  5,942             6,005                   *
---------- ---------------------- ---------------------- ---------------------- ----------------- -------------------
1992                       5,988                  5,786                  5,834             5,856             $ 4,197
---------- ---------------------- ---------------------- ---------------------- ----------------- -------------------

                   * Indicates the Partnership did not own the
                     property at any time during the year.


                                SCHEDULE OF REAL
                                  ESTATE TAXES

                                                                 OLDE ENGLISH          VILLAS OF
                       CANDLERIDGE          LUNNONHAUS           VILLAGE               PATRICIA PARK        RAINTREE
                       APARTMENTS           VILLAGE              APARTMENTS            APARTMENTS           APARTMENTS
                       URBANDALE,           APARTMENTS           WEST DES              URBANDALE,           LITTLE ROCK,
                       IOWA                 GOLDEN, CO           MOINES, IOWA          IOWA                 ARKANSAS
---------------------- -------------------- -------------------- --------------------- -------------------- --------------------
                 1996
             TAX RATE          (a)                89.059                 (a)                   (a)                   *
           ASSESSMENT          (a)                $65,983                (a)                   (a)                   *
---------------------- -------------------- -------------------- --------------------- -------------------- --------------------
                 1995
             TAX RATE       33.32970              89.412               33.32970             33.32970                 *
           ASSESSMENT       $143,756              $66,244              $261,864             $121,792                 *
---------------------- -------------------- -------------------- --------------------- -------------------- --------------------
                 1994
             TAX RATE       34.39191               90.98               34.66721             34.39191                 *
           ASSESSMENT       $128,614              $59,799              $242,212             $119,900                 *
---------------------- -------------------- -------------------- --------------------- -------------------- --------------------
                 1993
             TAX RATE       35.11437               90.98               34.98463             35.11437                 *
           ASSESSMENT       $131,314              $59,799              $244,138             $122,420                 *
---------------------- -------------------- -------------------- --------------------- -------------------- --------------------
                 1992
             TAX RATE       34.86661               90.98               34.91742             34.86661              64.234
           ASSESSMENT       $130,388              $91,553              $236,272             $101,398              $59,610
---------------------- -------------------- -------------------- --------------------- -------------------- --------------------

* Indicates the Partnership did not own the property at any time during the year.

(a) Data not yet available

It is the opinion of the General Partner that the Partnership's properties are adequately covered by insurance.


               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


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


               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 6.  Selected Financial Data

               Griffin Real Estate Fund-II, A Limited Partnership
       For the Years Ended December 31, 1996, 1995, 1994, 1993, and 1992

                                           1996            1995                 1994                 1993                 1992
                                           ----            ----                 ----                 ----                 ----

Total Revenues                      $ 5,589,366         $ 5,472,890          $ 5,148,672          $ 4,885,147          $ 4,991,815

Income (loss) before
 extraordinary item(d)                  539,331             324,981              151,515              199,138            (409,243)
Income (loss) before
 extraordinary item
 per limited partner
 unit (c)                                234.49              141.24                65.81                86.50             (177.12)

Extraordinary Item:
 Gain on foreclosure
 of property                                  -                   -                    -                    -              739,559
Extraordinary Item:
 Gain on foreclosure
 of property per
 limited partner
 unit (c)                                     -                   -                    -                    -               320.08
Net Income                              539,331             324,981              151,515              199,138              330,316

Net  Income  per  limited
 partner unit (c)                        234.49              141.24                65.81                86.50               142.96
Total Assets                         14,308,137          14,837,677           15,184,304           15,175,828           15,154,826

Mortgages and
 Contracts for deed                  14,510,958          14,801,452           15,067,907           15,245,768           15,201,883

Cash distributions
 per limited partner
 unit (b)                           $    357.54         $    187.53                    -                    -                    -


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $1,858 per Limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. None of these distributions have resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under generally accepted accounting principals. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership.

(c) Income (loss) before extraordinary item, extraordinary item, and net income (loss) per limited partnership unit is based upon the weighted average number of limited partnership units outstanding during the period, which is 2,185 for the current year.

(d)  1992 figures reflect the foreclosure of Raintree Apartments on May 1, 1992.



               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         Summary of Operations - 1996 Compared to 1995

         The year 1996 was a good one for the Partnership with consistent income performances from its properties. This comes despite a decrease in overall occupancy from 1995. Distributions continued and totaled $300 per unit (including distributions paid in January 1997) or an annual return of 6%.

         Physical occupancy decreased an average of 2.9% from 97.7% to 94.8%. Individually, physical occupancy decreased at three of the four properties. Candleridge Apartments decreased from an average of 97.5% to 95.3%, Olde English Village decreased from an average of 98.3% to 91.8% and Villas of Patricia Park Apartments decreased from an average of 95.5% to 92.8%. Physical occupancy of Lunnonhaus Apartments, however, remained the same at an average of 99.5%.

         Rental rates of the property portfolio increased 4.8%. Individually, rental rates increased at all properties, with increases ranging from the smallest increase of 2.6% at Villas of Patricia Park Apartments to the greatest increase of 7.0% at Lunnonhaus Village Apartments.

         As a result of increased rental rates and other income, the Partnership was able to overcome the decreases in occupancy and interest income to record an increase in overall revenue of approximately $116,500.

         Interest expense decreased for two reasons, the first being that three of the four properties have a fixed interest rate applied to steadily decreasing principal payments each month. The other reason for the decrease is that the variable interest rate for the loan on Olde English Village Apartments was lower in 1996 than in 1995. The rate decreased from 8.8% in 1995 to 8.527%, rose later in the year to a high of 8.719% and eventually declined again to end the year at 8.628%. This mortgage note is due June 30, 1997 but the Partnership intends to exercise its option to extend the maturity date.

         Real estate tax expense increased in total by approximately $65,500 due to increased assessed values despite the slight decline in tax rates for all properties.

         Administrative expenses dropped about $84,600 and are much closer to normal after the unusual legal fees incurred in 1995. These fees related to the tender offer and unsuccessful solicitation of consent by Everest Investors as discussed in Item 3 in this annual report.

         Despite increases in depreciation and in real estate taxes, the Partnership was able to reduce overall expenses by approximately $97,900 due to fewer repairs and maintenance expenditures and due to the decreases in interest and administrative expenses discussed above. The improvements in revenues and expenses combined to produce an increase in Net Income of about $214,400.

         During the year, the Partnership invested approximately $501,000 in physical improvements to the properties. The majority of the funds were spent at Lunnonhaus Village and Olde English Village. At Lunnonhaus Village most of the funds were spent on the clubhouse remodeling. At Olde English Village most of the funds were spent on common areas for floor coverings and paint. All properties did some landscaping and other smaller projects as well.

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


               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

         Physical occupancy increased an average of .9% from 96.8% to 97.7%. Individually physical occupancy increased at two of the four properties. Candleridge Apartments increased from an average of 95% to 97.5% and Olde English Village Apartments increased from an average of 95.5% to 98.3%. Lunnonhaus Apartments physical occupancy remained the same at an average of 99.5% for both years. Physical occupancy at Villas of Patricia Park Apartments declined from an average of 97% to 95.5%.

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

         Despite the overall increase in total expense, the Partnership increased its Net Income by approximately $173,500.

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


LIQUIDITY

         The Partnership had approximately $1,001,510 of cash reserves on hand at December 31, 1996. This should provide the Partnership with ample liquidity with which to operate the properties and provide for capitol improvements to the property portfolio in the near term and into the future. The Partnership will be committing approximately $100,000 each to external improvements to Lunnonhaus Village Apartments, Olde English Village Apartments, and Villas of Patricia Park Apartments.


               GRIFFIN REAL ESTATE FUND II, A LIMITED PARTNERSHIP

         Although there can be no assurance of continuing cash flow from property operations, if anticipated cash flow is realized, the Partnership intends to increase distributions in 1997 to an annual rate of $400 or 8% per unit.

Although there can be no assurance that a sale will be completed, a purchase agreement has been signed for the sale of Candleridge and Villas of Patricia Park Apartments with the anticipated closing date of May 1, 1997. Upon the successful completion of the sale of these properties, sales proceeds will be distributed.


                                 OCCUPANCY TABLE

                                      Lunnonhaus        Olde English                                               Raintree
                Candleridge           Village           Village                    Villas of Patricia              Apartments
                Apartments            Apartments        Apartments                 Park Apartments                 Little Rock
                Urbandale, IA         Golden, CO        W. Des Moines, IA          Urbandale, IA                   Arkansas
                -------------         ----------        -----------------          -------------                   --------

3/31/96          96%                   100%             94%                         96%                            *

6/30/96          95%                   98%              92%                         91%                            *

9/30/96          96%                   100%             94%                         95%                            *

12/31/96         94%                   100%             87%                         89%                            *


3/31/95          95%                   100%             97%                         93%                            *

6/30/95          99%                   99%              99%                         96%                            *

9/30/95          97%                   99%              100%                        98%                            *

12/31/95         99%                   100%             97%                         95%                            *


3/31/94          92%                   100%             93%                         97%                            *

6/30/94          98%                   99%              92%                         95%                            *

9/30/94          96%                   100%             99%                         98%                            *

12/31/94         94%                   99%              98%                         98%                            *


3/31/93          94%                   99%              90%                         95%                            *

6/30/93          99%                   98%              97%                         100%                           *

9/30/93          99%                   99%              97%                         98%                            *

12/31/93         92%                   99%              94%                         94%                            *


3/31/92          97%                   95%              92%                         98%                            89%

6/30/92          93%                   87%              92%                         97%                            *

9/30/92          97%                   94%              98%                         97%                            *

12/31/92         94%                   96%              91%                         95%                            *

 * Indicates the Partnership did not own the property at the end of the quarter.



               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


Item 8.  Financial Statements and Supplementary Data

         The Table of Contents to Financial Statements, Financial Statements and Supplementary Data listed in Item 14 are referenced herein as included in the exhibits attached to this report and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co.,LLP) regarding any of the following:

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

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 56) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.
         Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.


               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

         He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National Multi-Housing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

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

         Robert S. Dunbar (age 57) is Chief Executive Officer of Griffin Companies. Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

         Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the national Multi-Housing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

         Frederick R. Lamb (age 60) left Griffin Companies during 1982, returning to a position he had previous to joining Griffin Companies. He became Senior Vice President and Director of the Griffin Companies in July of 1979. He began his real estate career in 1965 when he represented the Minneapolis Institute of Arts in the acquisition of several city blocks, a portion of which ultimately became the site of the Minneapolis Institute of Arts Building and the Minneapolis College of Arts and Design.

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

         Thomas A. Robeson (age 65) served as a Senior Vice President of Griffin Companies, which he joined in April 1980, until his departure on February 29, 1988.

         Mr. Robeson's previous business experience includes service in the Investment Division of a national insurance company, from 1955 to 1957, and from 1957 to 1972, with IBM Corporation, where he held various sales and management positions.



               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

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

        Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $24,064, $20,918 and $12,827 in 1996, 1995, and 1994
respectively, for these expenses.



               GRIFFIN REAL ESTATE FUND II, A LIMITED PARTNERSHIP

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


                                     Amount and Nature        Percent of Class
                                     of Beneficial            Outstanding at
                Title of Class       Ownership                December 31, 1996
                --------------       -----------------        -----------------

          Limited Partnership Units  126 units, purchased at        5.8%
                                     $2,387.50 per unit

        The individual general partners of the General Partner as a group have the following interest in the Partnership:

                                       Amount and Nature      Percent of Class
                                       of Beneficial          Outstanding at
                 Title of Class        Ownership              December 31, 1996
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

Item 13.  Certain Relationships and Related Transactions

          The partners of Investment Associates, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                       1996         1995          1994
                                       ----         ----          ----

        Property management fees    $ 302,319    $ 292,361     $ 269,439
        Major improvement
          supervisory fees             73,408       98,705        96,865


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

               Exhibit 13:  Financial Statements and Schedules.
               Exhibit 27:  Financial Data Schedule

        No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.


               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1997                          Griffin Real Estate Fund-II,
                                                A Limited Partnership




                                                By:    Larry D. Fransen\s\
                                                       -------------------
                                                       Larry D. Fransen
                                                       for the General Partner
                                                       Investment Associates


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





Dated:  March 25, 1997                          By:    Larry D. Fransen\s\
                                                       -------------------
                                                       Larry D. Fransen
                                                       Managing General Partner
                                                       of the General Partner
                                                       Investment Associates