Form 10-Q
period 1997-03-31
GRIFFIN REAL ESTATE FUND II
filed 1997-05-14
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-11200

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                            MINNESOTA     41-1398390

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                          Yes  __x__  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q
or any amendment to this Form 10-Q.                                [ ]



                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP


                                      INDEX






PART 1.    Financial Information

           Condensed Balance Sheets
              March 31, 1997 and December 31, 1996............................1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1997 and 1996.........................................2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1997 and 1996.........................................3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1997...............................4

           Notes to Financial Statements......................................5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations.................................................6-7



PART II.   Other Information..................................................8



SIGNATURES. ..................................................................9




                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                 March, 31,        December, 31
                                                    1997               1996
                                                ------------       ------------
ASSETS

Cash and cash equivalents                       $  1,005,397       $  1,001,510
Receivables and other assets                         513,162            499,213
                                                ------------       ------------
   Total                                           1,518,559          1,500,723
                                                ------------       ------------

PROPERTY:
   Land                                            2,160,676          2,160,676
   Buildings and improvements                     22,530,068         22,530,068
   Furniture and equipment                         2,076,669          2,076,669
                                                ------------       ------------
      Total                                       26,767,413         26,767,413
   Less accumulated depreciation                  14,186,335         13,959,999
                                                ------------       ------------
   Property - net                                 12,581,078         12,807,414
                                                ------------       ------------

TOTAL ASSETS                                    $ 14,099,637       $ 14,308,137
                                                ============       ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities     $    804,056       $    884,977
   Security deposits                                 139,172            141,163
   Mortgage notes payable                         14,434,418         14,510,958
                                                ------------       ------------
      Total liabilities                           15,377,646         15,537,098
                                                ------------       ------------


PARTNERS' EQUITY:
   General Partner                                  (538,509)          (536,068)
   Limited Partner                                  (739,500)          (692,893)
                                                ------------       ------------
      Total partnership equity                    (1,278,009)        (1,228,961)
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 14,099,637       $ 14,308,137
                                                ============       ============

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        For the Three Months Ended
                                              Ended March 31,

                                           1997            1996
                                        ----------      ----------
REVENUES
Rental income                           $1,298,994      $1,315,332
(less vacancies - 1997, $ 105,465;
1996, $43,073)
Interest income                             13,633           9,438
Other income                                63,489          66,138
                                        ----------      ----------
  Total revenues                         1,376,116       1,390,908
                                        ----------      ----------


OPERATING EXPENSES
Operating expenses                         722,666         686,654
Interest expense                           290,405         309,158
Depreciation and amortization              239,368         242,179
                                        ----------      ----------
  Total operating expenses               1,252,439       1,237,991
                                        ----------      ----------


NET INCOME                                 123,677         152,917
NET INCOME ALLOCATED TO
  GENERAL PARTNER                            6,184           7,646
                                        ----------      ----------
NET INCOME ALLOCATED TO
  LIMITED PARTNERS                      $  117,493      $  145,271
                                        ==========      ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT
  (weighted average basis)              $    53.77      $    66.42
                                        ==========      ==========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           For the Three Months
                                                              Ended March 31,

                                                          1997              1996
                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   123,677       $   152,917
   Adjustments to reconcile
     to net cash provided by operating
     activities:
   Depreciation and amortization                          239,368           242,179
     Increase in receivables and other assets             (26,981)          (15,923)
   Decrease in accounts payable
     and accrued liabilities                              (80,921)          (63,094)
   Decrease in security deposits                           (1,991)             (257)
                                                      -----------       -----------
   Net cash provided by operating activities              253,152           315,822
                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                             (172,725)         (304,833)
   Payments of principal                                  (76,540)          (58,809)
                                                      -----------       -----------
Net cash used by financing activities                    (249,265)         (363,642)
                                                      -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            3,887           (47,820)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         1,001,510         1,044,305
                                                      -----------       -----------


CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 1,005,397       $   996,485
                                                      ===========       ===========

CASH PAID DURING THE PERIOD FOR INTEREST              $   292,608       $   310,548
                                                      ===========       ===========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED March 31, 1997
                                   (unaudited)


                                  GENERAL          LIMITED             TOTAL
                                  PARTNER          PARTNERS         PARTNERSHIP
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1997              $  (536,068)      $  (692,893)      $(1,228,961)

NET INCOME                            6,184           117,493           123,677

DISTRIBUTIONS                        (8,625)         (164,100)         (172,725)
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   March 31, 1997               $  (538,509)      $  (739,500)      $(1,278,009)
                                ===========       ===========       ===========

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1997 and 1996 relating to the Griffin Companies:

                                               1997                1996
                                               ----                ----

     Management fees                         $ 78,229            $ 73,263
     Supervisory fees                        $ 18,899            $ 11,074


3.   TAXABLE INCOME

     The net income shown on the statement of operations is reconciled to the taxable income as follows:

                                                  For the Three Months
                                                     Ended March 31,
                                                1997                1996
                                                ----                ----

     Net income per statement
       of operations                         $ 123,677           $ 152,917

     Book depreciation over
       (under) tax depreciation                105,036             (14,137)
                                             ---------           ---------

     Taxable income                          $ 228,713           $ 138,780
                                             =========           =========



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had cash and cash equivalents of $1,005,397 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

A quarterly distribution to partners of $100.00 per limited partnership unit was made following the first quarter to unit holders of record on March 31, 1997. Future cash distributions will depend on future property operations.


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

Rental income for the first three months of 1997 was $1,298,994, a decrease of $16,338 or 1.2% from total revenues for the first three months of 1996. This decrease was a result of the soft rental market in Des Moines, IA and the associated decline in occupancy, where three of the four Partnership's properties are located. The soft rental market also results in shorter term leases and an increase in the costs associated with the movement of tenants. Operating expenses such as advertising, painting and decorating, appliance and carpet replacement increase in this environment. Although interest expense declined, the decrease in revenue and increase in expenses resulted in a decrease in net income of $29,240.

On March 1, 1997, formal sales contracts were executed for the sale of Candleridge and Villas of Patricia Park Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sales is expected during the month of May. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transactions.



                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                          1996                              1997
                            ------------------------------     ------------------------------
                                              at                                at
                            3/31     6/30     9/30   12/31     3/31    6/30     9/30    12/31
1. Villas of
   Patricia Park Apts.
   Urbandale, Iowa           96%      91%      95%     89%      84%

2. Candleridge Apts.
   Urbandale, Iowa           96%      95%      96%     94%      96%

3. Lunnonhaus Village
   Apartments
   Golden, Colorado         100%      98%     100%    100%      99%

4. Olde English Village
   Apartments
   W. Des Moines, Iowa       94%      92%      94%     87%      89%




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



                                            GRIFFIN REAL ESTATE FUND-II,
                                            A LIMITED PARTNERSHIP



Dated:  May 15, 1997                        By   /s/ Larry D. Fransen
                                                 --------------------
                                                 Larry D. Fransen, for the
                                                 General Partner, Investment
                                                 Associates



Dated:  May 15, 1997                        By   /s/ Larry D. Fransen
                                                 --------------------
                                                 Larry D. Fransen,
                                                 A General Partner of the
                                                 General Partner, Investment
                                                 Associates