Form 10-Q
period 1997-06-30
GRIFFIN REAL ESTATE FUND II
filed 1997-08-14
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP

                                      INDEX

PART 1.    Financial Information

           Condensed Balance Sheets
              June 30, 1997 and December 31, 1996.........................................................1

           Condensed Statements of Operations
              for the three months and six months ended
              June 30, 1997 and 1996......................................................................2

           Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1997 and 1996......................................................................3

           Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1997..............................................................4

           Notes to Financial Statements..................................................................5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations.............................................................................6-7

PART II.   Other Information..............................................................................8

SIGNATURES ...............................................................................................9


                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                June, 30      December, 31
                                                  1997            1996
                                              ------------    ------------
ASSETS

Cash and cash equivalents                     $    849,608    $  1,001,510
Receivables and other assets                       377,050         499,213
                                              ------------    ------------
   Total                                         1,226,658       1,500,723
                                              ------------    ------------

PROPERTY:

   Land                                          1,529,374       2,160,676
   Buildings and improvements                   16,241,139      22,530,068
   Furniture and equipment                       1,298,139       2,076,669
                                              ------------    ------------
      Total                                     19,068,652      26,767,413
   Less accumulated depreciation                 9,960,158      13,959,999
                                              ------------    ------------
   Property - net                                9,108,494      12,807,414
                                              ------------    ------------

TOTAL ASSETS                                  $ 10,335,152    $ 14,308,137
                                              ============    ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:

   Accounts payable and accrued liabilities   $    543,201    $    884,977
   Security deposits                                92,725         141,163
   Mortgage notes payable                        9,141,620      14,510,958
                                              ------------    ------------
      Total liabilities                          9,777,546      15,537,098
                                              ------------    ------------


PARTNERS' EQUITY:

   General Partner                                (531,419)       (536,068)
   Limited Partner                               1,089,025        (692,893)
                                              ------------    ------------
      Total partnership equity                     557,606      (1,228,961)
                                              ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 10,335,152    $ 14,308,137
                                              ============    ============




See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                            For the Three Months       For the Six Months
                                Ended June 30,           Ended June 30,

                               1997        1996         1997         1996
                           ----------   ----------   ----------   ----------
REVENUES

Rental income              $1,149,005   $1,291,955   $2,447,999   $2,607,287
Interest income                14,073        6,333       27,706       15,771
 Other income                  58,874       70,538      122,363      136,676
Gain on sale of property    4,953,336         --      4,953,336         --
                           ----------   ----------   ----------   ----------
   Total revenues           6,175,288    1,368,826    7,551,404    2,759,734
                           ----------   ----------   ----------   ----------

OPERATING EXPENSES

Operating expenses            666,874      722,255    1,389,540    1,408,909
Interest expense              304,382      295,079      594,787      604,237
Depreciation and
   amortization               302,331      242,176      541,699      484,355
                           ----------   ----------   ----------   ----------
Total operating expenses    1,273,587    1,259,510    2,526,026    2,497,501
                           ----------   ----------   ----------   ----------

NET INCOME                  4,901,701      109,316    5,025,378      262,233

NET INCOME ALLOCATED
   TO GENERAL PARTNER          46,951        5,466       53,135       13,112
                           ----------   ----------   ----------   ----------

NET INCOME ALLOCATED
   TO LIMITED PARTNERS     $4,854,750   $  103,850   $4,972,243   $  249,121
                           ==========   ==========   ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT
(weighted average basis)   $ 2,221.85   $    47.49   $ 2,275.63   $   113.91
                           ==========   ==========   ==========   ==========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the Six Months
                                                          Ended June 30,

                                                        1997           1996
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                       $ 5,025,378    $   262,233
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Gain on sale of property                    (4,953,336)          --
         Depreciation and amortization                  541,699        484,355
         Decrease (increase) in receivables
            and other assets                              8,004        (44,260)
         Increase (decrease) in accounts payable
            and accrued liabilities                    (341,776)        73,899
         Increase (decrease) in security deposits       (48,438)         2,553
                                                    -----------    -----------
         Net cash provided by operating
            activities                                  231,531        778,780
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (140,856)      (182,515)
   Proceeds from sale of property & equipment         8,365,572           --
                                                    -----------    -----------
Net cash provided (used)
   by investing activities                            8,224,716       (182,515)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                         (3,238,811)      (477,333)
   Payments of principal mortgage notes payable      (5,369,338)      (142,633)
                                                    -----------    -----------
Net cash used by financing activities                (8,608,149)      (619,966)
                                                    -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (151,902)       (23,701)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,001,510      1,044,305
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   849,608    $ 1,020,604
                                                    ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   633,713    $   606,030
                                                    ===========    ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (unaudited)

                                   GENERAL      LIMITED       TOTAL
                                   PARTNER     PARTNERS    PARTNERSHIP

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1997                 $ (536,068)  $ (692,893) $ (1,228,961)

NET INCOME                             53,135    4,972,243     5,025,378

DISTRIBUTIONS                         (48,486)  (3,190,325)   (3,238,811)
                                      -------   ----------    ----------
PARTNERS' EQUITY (DEFICIT)
   JUNE 30, 1997                   $ (531,419)  $1,089,025   $   557,606
                                   ==========   ==========   ===========



See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

        The accounting policies followed by the Partnership are set forth in
        Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

        The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1997 and 1996 relating to the Griffin Companies:

                                       1997                 1996
                                       ----                 ----

        Management fees              $152,236             $147,525
        Supervisory fees             $ 28,400             $ 24,457


3.      TAXABLE INCOME (LOSS)

        The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                               For the Six Months
                                                 Ended June 30,
                                               ------------------
                                               1997          1996
                                               ----          ----

         Net income per statement
            of operations                   $5,025,378   $  262,233

         Excess of book depreciation
            over (under) tax depreciation      188,405      (28,275)
                                            ----------   ----------

         Taxable income                     $5,213,783   $  233,958
                                            ==========   ==========

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash and cash equivalents of $849,608 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

A quarterly distribution to partners of $100.00 per limited partnership unit was made following the first quarter and again following the end of the second quarter to unit holders of record on June 30, 1997. Future cash distributions will depend on future property operations. In addition, following the sales of Candleridge and Villas of Patricia Park Apartments, sales proceeds of $1,285 per unit were distributed on June 17, 1997.

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

Candleridge and Villas of Patricia Park Apartments were sold on May 27, 1997. The sales were reported on form 8-K to the SEC. With property sales occuring before the end of the second quarter, results of operations are not easily comparable from one year to the next. The $151,902 decrease in cash for the six months ended June 30, 1997 is largely due to capital improvements made to the remaining two properties owned by the Partnership.

Lunnonhaus Village Apartments continues to show good operating results, while most of the approximately $44,000 of capital improvements are being used for roof repairs. Operations at Olde English Village Apartments, however, have not improved from the same six month period a year ago due to the soft rental market in Des Moines. Capital Improvements so far in 1997 total approximately $97,000 and were spent mainly on the parking lot, roofs and exterior wood replacement.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                                      1996                                   1997
                                         ------------------------------          ------------------------------
                                                       at                                     at
                                         3/31     6/30     9/30   12/31          3/31    6/30     9/30    12/31
1. Villas of
   Patricia Park Apts.
   Urbandale, Iowa                         96%      91%      95%     89%           84%    *

2. Candleridge Apts.
   Urbandale, Iowa                         96%      95%      96%     94%           96%    *

3. Lunnonhaus Village
   Apartments
   Golden, Colorado                       100%      98%     100%    100%           99%   100%

4. Olde English Village
   Apartments
   W. Des Moines, Iowa                     94%      92%      94%     87%           89%    91%


* Indicates Partnership did not own property at end of quarter.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27 Financial Data Schedule

         (b) Form 8-K was filed on June 12, 1997 to report the sales of Candleridge and Villas of Patricia Park Apartments on May 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GRIFFIN REAL ESTATE FUND-II,
                                         A LIMITED PARTNERSHIP

Dated:  August 14, 1997                  By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Investment
                                               Associates

Dated:  August 14, 1997                  By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen,
                                               Managing General Partner of the
                                               General Partner, Investment
                                               Associates