Form 10-Q
period 1997-09-30
GRIFFIN REAL ESTATE FUND II
filed 1997-11-13
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP


                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1997 and December 31, 1996........................1

           Condensed Statements of Operations
              for the three months and nine months ended
              September 30, 1997 and 1996.....................................2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1997 and 1996.....................................3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1997............................4

           Notes to Financial Statements......................................5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations.................................................6-7



PART II.   Other Information..................................................8



SIGNATURES....................................................................9

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                               September, 30    December, 31
                                                   1997             1996
                                               ------------     ------------
ASSETS
------

Cash and cash equivalents                      $    707,706     $  1,001,510
Receivables and other assets                        392,887          499,213
                                               ------------     ------------
   Total                                          1,100,593        1,500,723
                                               ------------     ------------

PROPERTY:
   Land                                           1,529,374        2,160,676
   Buildings and improvements                    16,311,382       22,530,068
   Furniture and equipment                        1,298,139        2,076,669
                                               ------------     ------------
      Total                                      19,138,895       26,767,413
   Less accumulated depreciation                 10,121,898       13,959,999
                                               ------------     ------------
   Property - net                                 9,016,997       12,807,414
                                               ------------     ------------

TOTAL ASSETS                                   $ 10,117,590     $ 14,308,137
                                               ============     ============



LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

LIABILITIES:
   Accounts payable and accrued liabilities    $    520,084     $    884,977
   Security deposits                                 92,453          141,163
   Mortgage notes payable                         9,087,169       14,510,958
                                               ------------     ------------
      Total liabilities                           9,699,706       15,537,098
                                               ------------     ------------


PARTNERS' EQUITY (DEFICIT):
   General Partner                                 (538,416)        (536,068)
   Limited Partner                                  956,300         (692,893)
                                               ------------     ------------
      Total partnership equity (deficit)            417,884       (1,228,961)
                                               ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 10,117,590     $ 14,308,137
                                               ============     ============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                              For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,

                               1997         1996          1997          1996
                               ----         ----          ----          ----

REVENUES
Rental income               $937,035    $1,330,766    $3,385,034    $3,938,053
Interest income               11,506        10,983        39,212        26,754
Other income                  44,655        77,341       167,017       214,017
Gain on sale of property        --            --       4,953,337          --
                            --------    ----------    ----------    ----------
   Total revenues            993,196     1,419,090     8,544,600     4,178,824
                            --------    ----------    ----------    ----------

OPERATING EXPENSES
Operating expenses           538,221       742,777     1,927,761     2,151,686
Interest expense             195,531       287,669       790,318       891,906
Depreciation and
   amortization              169,391       242,177       711,090       726,532
                            --------    ----------    ----------    ----------
Total operating expenses     903,143     1,272,623     3,429,169     3,770,124
                            --------    ----------    ----------    ----------


NET INCOME                    90,053       146,467     5,115,431       408,700

NET INCOME ALLOCATED
   TO GENERAL PARTNER          4,503         7,323        57,638        20,435
                            --------    ----------    ----------    ----------

NET INCOME ALLOCATED
   TO LIMITED PARTNERS      $ 85,550    $  139,144    $5,057,793    $  388,265
                            ========    ==========    ==========    ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT
(weighted average basis)    $  39.15    $    63.62    $ 2,314.78    $   177.53
                            ========    ==========    ==========    ==========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the  Nine Months
                                                        Ended September 30,

                                                        1997             1996
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 5,115,431     $   408,700
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Gain on sale of property                    (4,953,337)           --
         Depreciation and amortization                  711,090         726,532
         Decrease (increase) in receivables
            and other assets                            (15,483)          8,194
         Decrease in accounts payable
            and accrued liabilities                    (364,893)        (44,601)
         Increase (decrease) in security deposits       (48,710)          1,258
                                                    -----------     -----------
         Net cash provided by operating
            activities                                  444,098       1,100,083
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (211,099)       (320,236)
   Proceeds from sale of property & equipment         8,365,572            --
                                                    -----------     -----------
Net cash provided (used)
   by investing activities                            8,154,473        (320,236)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                         (3,468,586)       (649,833)
   Payments of principal mortgage notes payable      (5,423,789)       (215,756)
                                                    -----------     -----------
Net cash used by financing activities                (8,892,375)       (865,589)
                                                    -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (293,804)        (85,742)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,001,510       1,044,305
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   707,706     $   958,563
                                                    ===========     ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   829,699     $   893,457
                                                    ===========     ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (unaudited)


                               GENERAL        LIMITED          TOTAL
                               PARTNER        PARTNERS      PARTNERSHIP
                              ---------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1997            $(536,068)    $  (692,893)    $(1,228,961)

NET INCOME                       57,638       5,057,793       5,115,431

DISTRIBUTIONS                   (59,986)     (3,408,600)     (3,468,586)
                              ---------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1997         $(538,416)    $   956,300     $   417,884
                              =========     ===========     ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1997 and 1996 relating to the Griffin Companies:

                                              1997            1996
                                              ----            ----

      Management fees                      $ 205,948        $196,419
      Supervisory fees                     $  54,468        $ 56,485

3.    TAXABLE INCOME (LOSS)

        The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                For the Nine Months
                                                Ended September 30,
                                               1997            1996
                                               ----            ----
        Net income per statement
           of operations                    $5,115,431       $408,700

        Excess of book depreciation
           over (under) tax depreciation       237,745        (42,412)
                                            ----------       --------

        Taxable income                      $5,353,176       $366,288
                                            ==========       ========

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Griffin Real Estate Fund-II, A Limited Partnership (the "Partnership") is a limited partnership formed in 1980 to invest in and operate income-producing real property. The Partnership raised $11,000,000 through the sale of Limited Partnership interests and utilized these proceeds to acquire five real property investments. Prior to 1997, title to one of these properties was relinquished through foreclosure. The Candleridge and Villas of Patricia Park Apartments were sold on May 27, 1997. The sales were reported on form 8-K to the SEC. The Partnership continues to operate its two remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

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

1997 Compared to 1996

With property sales occuring before the end of the second quarter of 1997, results of operations are not easily comparable for the Partnership as a whole. Comparisons are only meaningful either on a property by property basis or by comparing the combined results of the two remaining properties.

Higher third quarter occupancy rates at Lunnonhaus Village Apartments were partly offset by lower rates at Olde English Village Apartments. Rental income plus other income for the two properties combined for a total income that was virtually unchanged from the third quarter of 1996.

Third quarter expenses were up a combined $11,747 for the two properties over the same period of 1996. The majority of this increase was due to the Repairs and Maintenance expense at Olde English Village Apartments. This increase of $7,414 was expected with the lower occupancy and the associated cost of making vacant units rent ready. Olde English Village Apartments also had capital expenditures for the parking lot, the sidewalks and to replace an old fence to enhance the appearance of the property.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had cash and cash equivalents of $707,706 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A quarterly distribution to partners of $100.00 per limited partnership unit was made following the first two quarters and again following the end of the third quarter to unit holders of record on September 30, 1997. Future cash distributions will depend on future property operations. In addition, following the sales of Candleridge and Villas of Patricia Park Apartments, sales proceeds of $1,285 per unit were distributed on June 17, 1997.


                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                       1996                         1997
                          -------------------------    -------------------------
                                        at                           at
                          3/31   6/30   9/30  12/31    3/31   6/30   9/30  12/31
1. Villas of
   Patricia Park Apts.
   Urbandale, Iowa         96%    91%    95%    89%     84%    *      *

2. Candleridge Apts.
   Urbandale, Iowa         96%    95%    96%    94%     96%    *      *

3. Lunnonhaus Village
   Apartments
   Golden, Colorado       100%    98%   100%   100%     99%   100%   100%

4. Olde English Village
   Apartments
   W. Des Moines, Iowa     94%    92%    94%    87%     89%    91%    93%


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



                                         GRIFFIN REAL ESTATE FUND-II,
                                         A LIMITED PARTNERSHIP



Dated:  November 14, 1997                By  /s/ Larry D. Fransen
                                             --------------------
                                             Larry D. Fransen, for the
                                             General Partner, Investment
                                             Associates



Dated:  November 14, 1997                By  /s/ Larry D. Fransen
                                             --------------------
                                             Larry D. Fransen,
                                             Managing General Partner of the
                                             General Partner, Investment
                                             Associates