Form 10-K
period 1997-12-31
GRIFFIN REAL ESTATE FUND II
filed 1998-03-30
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997.   Commission file number 0-11200

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Form 8-K dated June 12, 1997 is incorporated by reference in this report.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                         PAGE
PART I
    Item 1    Business.................................................   1-2

    Item 2    Properties.................................................   3

    Item 3    Legal Proceedings..........................................   3

    Item 4    Submission of Matters to a Vote
              of Limited Partner.........................................   3


PART II
    Item 5    Market for the Partnership's Limited Partnership
              Interests and Related Limited Partner Matters.................3
    Item 6    Selected Financial Data.......................................4
    Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 5-8

    Item 8    Financial Statements and Supplementary Data................   9

    Item 9    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................   9


PART III
    Item 10   The General Partner of the Partnership.....................9-11

    Item 11   Management Remuneration and Transactions................. 11-12

    Item 12   Limited Partnership Ownership of Certain
              Beneficial Owners and Management..........................   12

    Item 13   Certain Relationships and Related
              Transactions..............................................   13


PART IV
    Item 14   Exhibits, Financial Statement Schedules
              and Reports on Form 8-K...................................   13


SIGNATURES    ...........................................................  14

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                                     PART I

Item 1.     Business

            The registrant, Griffin Real Estate Fund-II, A Limited Partnership (the "Partnership"), was organized on September 19, 1980 under the laws of the State of Minnesota. The Partnership was formed by the general partner, Investment Associates, a Minnesota general partnership, to acquire existing, income-producing real properties for rental purposes. On February 2, 1981 the Partnership commenced an offering of $10,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated December 15, 1982 upon the acceptance of 2200 units ($11,000,000), the maximum allowed under the registration.

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

            As of December 31, 1997 the Partnership has made the real property investments set forth in the following table:

   Name, type of property                         Date of        Type of
      and location        (a)           Size      Purchase      Ownership (b)
      ------------        ---           ----      --------      -------------

   1.  Lunnonhaus Village Apts.       285 units    5/06/82      Mortgage Note
       Golden, Colorado

   2.  Olde English Village Apts.     264 units    8/31/82      Mortgage Note
       West Des Moines, Iowa

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

            As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. No refinancings occurred in 1997, 1996, or 1995. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

            The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1997, 1996, and 1995 the Partnership redeemed zero, zero and two units respectively.

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

                            AVERAGE EFFECTIVE ANNUAL
                                 RENTAL PER UNIT

                           Lunnonhaus       Olde English         Villas of
            Candleridge     Village           Village          Patricia Park
            Apartments     Apartments        Apartments          Apartments
           Urbandale, IA   Golden, CO     W. Des Moines, IA    Urbandale, IA
---------- ------------- -------------- --------------------- ---------------
1997           $ 6,397        $ 7,453        $ 5,996             $ 5,650
---------- ------------- -------------- --------------------- ---------------
1996             6,494          7,114          6,094               6,095
---------- ------------- -------------- --------------------- ---------------
1995             6,605          6,699          6,329               6,435
---------- ------------- -------------- --------------------- ---------------
1994             6,345          6,311          6,094               6,214
---------- ------------- -------------- --------------------- ---------------
1993             6,148          6,054          5,942               6,005
---------- ------------- -------------- --------------------- ---------------

                                SCHEDULE OF REAL
                                  ESTATE TAXES

                                Lunnonhaus  Olde English     Villas of
                Candleridge     Village     Village          Patricia Park
                Apartments      Apartments  Apartments       Apartments
                Urbandale, IA   Golden, CO  W.Des Moines, IA Urbandale, IA
--------------- -------------- ------------ ---------------- --------------
 1997 Tax Rate      (a)           89.573          (a)              (a)
    Assessment      (a)          $74,071          (a)              (a)
--------------- -------------- ------------ ---------------- --------------
 1996 Tax Rate     34.07312      89.059         34.07312        34.07312
    Assessment     $151,068      $65,983        $268,332        $127,987
--------------- -------------- ------------ ---------------- --------------
 1995 Tax Rate    33.32970       89.412         33.32970        33.32970
    Assessment    $143,756       $66,244        $261,864        $121,792
--------------- -------------- ------------ ---------------- --------------
 1994 Tax Rate    34.39191        90.98         34.66721        34.39191
    Assessment    $128,614       $59,799        $242,212        $119,900
--------------- -------------- ------------ ---------------- --------------
 1993 Tax Rate    35.11437        90.98         34.98463        35.11437
    Assessment    $131,314       $59,799        $244,138        $122,420
--------------- -------------- ------------ ---------------- --------------

(a) Data not yet available.

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 6.     Selected Financial Data

               Griffin Real Estate Fund-II, A Limited Partnership
        For the Years Ended December 31, 1997, 1996, 1995, 1994, and 1993


                                1997               1996               1995            1994             1993
                                ----               ----               ----            ----             ----
Total Revenues                 $9,542,670        $ 5,589,366       $ 5,472,890    $ 5,148,672      $ 4,885,147
Net Income before
   extraordinary item           5,303,794            539,331           324,981        151,515          199,138
Net Income before
   extraordinary item
   per limited
   partnership unit (c)          2,359.35             234.49            141.24          65.81            86.50

Extraordinary item -
   Loss on extingishment
   of debt                       (142,121)                 -                -              -
Extraordinary item -
   Loss on extingishment
   of debt per limited
   unit (c)                        (63.23)                 -                -              -
Net Income                      5,161,673            539,331           324,981        151,515          199,138

Net Income per limited
   partner unit (c)              2,296.12             234.49            141.24          65.81            86.50

Total Assets                    9,902,298         14,308,137        14,837,677     15,184,304       15,175,828

Mortgages and
   Contracts for deed           9,031,201         14,510,958        14,801,452     15,067,907       15,245,768

Cash distributions
   per limited
   partner unit (b)             $1,660.00        $    357.54        $   187.53              -                -

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $3,518 per Limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership.

(c) Net income before extraordinary item, extraordinary item and Net income per limited partnership unit is based upon the weighted average number of limited partnership units outstanding during the period, which is 2,185 for the current year.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
            Summary of Operations - 1997 Compared to 1996


            The year 1997 was a year of transition for the Partnership. The General Partner began the marketing of the properties for sale, resulting in the sale of two of the four apartment communities. The remaining two continue to be marketed for sale. Quarterly distributions from operations for 1997 were increased to $400 per unit (including distributions paid in January 1998) or an annual return of 8% of the limited partners' original investment.

            On May 27, 1997 the Partnership sold the Candleridge Apartments and the Villas of Patricia Park Apartments, therefore comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were held for the entire year.

Lunnonhaus Village Apartments:

            Physical occupancy remained at or near 100% during 1997 which compares closely to 1996. Rental rates increased 4.4% and with a slight increase in other income, total revenues increased 5.0% over 1996.

            Operating expenses in total were up only slightly from 1996. Utilities increased 10% from $196,662 in 1996 to $216,333 in 1997. However, there were other expenses that decreased enough to largely offset this. Most notably, repairs and maintenance dropped 8.2% from $247,579 in 1996 to $228,727 in 1997. The decrease is mainly a result of fewer carpet and appliance replacements during 1997. Real estate tax expense increased by $10,423 from $65,871 in 1996 to $76,294 in 1997. Capital expenditures of $167,768 were used to repair sidewalks, steps, siding, roofs to remodel the clubhouse and to purchase laundry equipment.

Olde English Village Apartments:

            Physical occupancy rebounded a bit during 1997 from the 87% level as of December 31, 1996. However, after reaching the low 90's it had slipped back to 88% by December 31, 1997 due to the soft Des Moines market. Rental rates increased almost 3%, but with the increases in vacancy and a decrease in other income, total income dropped 3.6% in 1997.

            Increased tenant turnover caused a commensurate increase in expenses in the areas of repairs and maintenance and in painting and decorating as the apartments were made rent ready. Repairs and maintenance increased from $223,822 in 1996 to $317,835 in 1997. Advertising also increased 68% in an attempt to lease the vacant units. The amount spent rose 68% from $16,011 in 1996 to $26,907 in 1997.

            Capital expenditures of $203,984 were used to patch and seal the parking lot, replace concrete, for wood, roof and window replacement, for fence repairs and restroom remodeling. The lease on the property's truck was also bought out.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

YEAR 2000

            The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The General Partner is currently evaluating the accounting software to find out if a Year 2000 problem exists. If the results of that evaluation show that there is a problem, there will be a conversion to another software that is widely used in the real estate industry, is readily available and is Year 2000 compliant. Such a conversion, if necessary, would occur in 1999. The General Partner's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Partnership in any given year.

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

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

LIQUIDITY

            The Partnership had approximately $628,333 of cash reserves on hand at December 31, 1997. This should provide the Partnership with ample liquidity with which to operate the properties and provide for capital improvements to the property portfolio in the near term and into the future. The Partnership will be committing approximately $65,000 each to external improvements to Lunnonhaus Village Apartments and Olde English Village Apartments.

            Although there can be no assurance of continuing cash flow from property operations, if anticipated cash flow is realized, the Partnership intends on continuing distributions in 1998 at an annual rate of $400 or 8% per limited partner unit until another property is sold.

       Candleridge and Villas of Patricia Park Apartments were both sold on May 27, 1997. Sales proceeds of $1,285 per unit were distributed on June 17, 1997 to unitholders of record on May 27, 1997.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE

                             Lunnonhaus     Olde English         Villas
            Candleridge      Village        Village              of Patricia
            Apartments       Apartments     Apartments           Park Apartments
            Urbandale, IA    Golden, CO     W. Des Moines, IA    Urbandale, IA
            -------------    ----------     -----------------    -------------

3/31/97      96%              99%            89%                  84%
6/30/97      *                100%           91%                  *
9/30/97      *                100%           93%                  *
12/31/97     *                100%           88%                  *

3/31/96      96%              100%           94%                  96%
6/30/96      95%              98%            92%                  91%
9/30/96      96%              100%           94%                  95%
12/31/96     94%              100%           87%                  89%

3/31/95      95%              100%           97%                  93%
6/30/95      99%              99%            99%                  96%
9/30/95      97%              99%            100%                 98%
12/31/95     99%              100%           97%                  95%

3/31/94      92%              100%           93%                  97%
6/30/94      98%              99%            92%                  95%
9/30/94      96%              100%           99%                  98%
12/31/94     94%              99%            98%                  98%


3/31/93      94%              99%            90%                  95%
6/30/93      99%              98%            97%                  100%
9/30/93      99%              99%            97%                  98%
12/31/93     92%              99%            94%                  94%


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

            Effective December 31, 1994 James R. Wadsworth, one of the partners of the General Partner, withdrew as a partner. Also effective July 22, 1997 Frederick R. Lamb one of the partners of the General Partners, withdrew as a partner. Their shares of ownership and their shares of future profits and losses were assigned to and split equally between Larry D. Fransen and Robert S. Dunbar. Mr. Fransen and Mr. Dunbar were already partners of the General Partner.

            The identity and business experience of each of the partners of the General Partner is as follows:

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Larry D. Fransen (age 57) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

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

            Robert S. Dunbar (age 58) is Chief Executive Officer of Griffin Companies.

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

       Thomas A. Robeson (age 66) served as a Senior Vice President of Griffin Companies, which he joined in April 1980, until his departure on February 29, 1988.

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

            Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The partners of the General Partner represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the partners of the General Partner are largely invested in interests in real property and in Griffin Companies, therefore it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.

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

               GRIFFIN REAL ESTATE FUND II, A LIMITED PARTNERSHIP


                    ** Third, any remaining balance, 80% to the limited partners and 20% to the general partner.

          The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

          Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $23,857, $24,064 and $20,918 in 1997, 1996, and 1995
respectively, for these expenses.

          Reference is made to Note 4 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.


Item 12.  Limited Partnership Ownership of Certain Beneficial Owners and
          Management

          Everest Investors, LLC, located at 11755 Wilshire Boulevard, Suite 2360 Los Angeles, California 90025, is the only person or "group" known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership. Everest Investors, LLC has only a financial interest in their units which were assigned by the original owners of 126 units. Everest has not been admitted as a limited partner of the partnership.

                                   Amount and Nature       Percent of Class
                                   of Beneficial           Outstanding at
          Title of Class           Ownership               December 31, 1997
          --------------           -----------------       -----------------

     Limited Partnership Units     126 units, purchased at          5.8%
                                   $2,387.50 per unit


          The individual general partners of the General Partner as a group have the following interest in the Partnership:

                                   Amount and Nature       Percent of Class
                                   of Beneficial           Outstanding at
          Title of Class           Ownership               December 31, 1997
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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


Item 13.     Certain Relationships and Related Transactions

             The partners of Investment Associates, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                          1997         1996          1995
                                          ----         ----          ----

          Property management fees      $259,996     $302,319     $ 292,361
          Major improvement
            supervisory fees              68,502       73,408        98,705




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The following documents are filed as part of this report:

                    Exhibit 13:  Financial Statements and Schedules.

          An 8-K was filed on June 12, 1997 in regards to the sale of the Candleridge Apartments and Villas of Patricia Park Apartments on May 27, 1997. Proforma Financial Information was included with this filing.

          No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 1998              Griffin Real Estate Fund-II,
                                    A Limited Partnership




                                    By:  Larry D. Fransen\s\
                                         Larry D. Fransen
                                         for the General Partner
                                         Investment Associates


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  March 30, 1998              By:  Larry D. Fransen\s\
                                         Larry D. Fransen
                                         Managing General Partner
                                         of the General Partner
                                         Investment Associates