Form 10-Q
period 1998-03-31
GRIFFIN REAL ESTATE FUND II
filed 1998-05-13
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

                          GRIFFIN REAL ESTATE FUND-II,

                              A LIMITED PARTNERSHIP


                                      INDEX



PART 1.    Financial Information

           Condensed Balance Sheets
              March 31, 1998 and December 31, 1997.............................1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1998 and 1997..........................................2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1998 and 1997..........................................3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1998................................4

           Notes to Financial Statements.......................................5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-8



PART II.   Other Information...................................................8



SIGNATURES ....................................................................9

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                 March, 31,       December, 31
                                                    1998              1997
                                                ------------      ------------
ASSETS

Cash and cash equivalents                       $    554,988      $    628,333
Receivables and other assets                         374,426           266.535
                                                ------------      ------------
   Total                                             929,414           894,868
                                                ------------      ------------

PROPERTY:
   Land                                            1,529,374         1,529,374
   Buildings and improvements                     16,430,930        16,430,929
   Furniture and equipment                         1,339,244         1,339,243
                                                ------------      ------------
      Total                                       19,299,548        19,299,546
   Less accumulated depreciation                  10,459,108        10,292,116
                                                ------------      ------------
   Property - net                                  8,840,440         9,007,430
                                                ------------      ------------

TOTAL ASSETS                                    $  9,769,854      $  9,902,298
                                                ============      ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities     $    504,894      $    546,908
   Security deposits                                  85,404            90,063
   Mortgage notes payable                          9,003,476         9,031,201
                                                ------------      ------------
      Total liabilities                            9,593,774         9,668,172
                                                ------------      ------------


PARTNERS' EQUITY:
   General Partner                                  (465,816)         (462,914)
   Limited Partner                                   641,896           697,040
                                                ------------      ------------
      Total partnership equity                       176,080           234,126
                                                ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $  9,769,854      $  9,902,298
                                                ============      ============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  For the Three Months Ended
                                                       Ended March 31,

                                                 1998                   1997
                                              ----------             ----------
REVENUES
Rental income                                 $  948,960             $1,298,994
(less vacancies - 1998, $ 58,613;
1997, $105,465)
Interest income                                   10,168                 13,633
Other income                                      43,964                 63,489
                                              ----------             ----------
  Total revenues                               1,003,092              1,376,116
                                              ----------             ----------


OPERATING EXPENSES
Operating expenses                               480,771                722,666
Interest expense                                 181,152                290,405
Depreciation and amortization                    169,215                239,368
                                              ----------             ----------
  Total operating expenses                       831,138              1,252,439
                                              ----------             ----------


NET INCOME                                       171,954                123,677
NET INCOME ALLOCATED TO
  GENERAL PARTNER                                  8,598                  6,184
                                              ----------             ----------
NET INCOME ALLOCATED TO
  LIMITED PARTNERS                            $  163,356             $  117,493
                                              ==========             ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT
  (weighted average basis)                    $    74.76             $    53.77
                                              ==========             ==========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the Three Months
                                                           Ended March 31,

                                                        1998            1997
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   171,954     $   123,677
   Adjustments to reconcile
      to net cash provided by operating
      activities:
   Depreciation and amortization                        169,215         239,368
   Increase in receivables and other assets            (110,116)        (26,981)
   Decrease in accounts payable
      and accrued liabilities                           (42,014)        (80,921)
   Decrease in security deposits                         (4,659)         (1,991)
                                                    -----------     -----------
Net cash provided by operating activities               184,380         253,152
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                           (230,000)       (172,725)
   Payments of principal                                (27,725)        (76,540)
                                                    -----------     -----------
Net cash used by financing activities                  (257,725)       (249,265)
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (73,345)          3,887
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         628,333       1,001,510
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   554,988     $ 1,005,397
                                                    ===========     ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   209,807     $   292,608
                                                    ===========     ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED March 31, 1998
                                   (unaudited)



                                   GENERAL           LIMITED            TOTAL
                                   PARTNER           PARTNERS        PARTNERSHIP
                                  ---------         ---------         ---------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1998                $(462,914)        $ 697,040         $ 234,126

NET INCOME                            8,598           163,356           171,954

DISTRIBUTIONS                       (11,500)         (218,500)         (230,000)
                                  ---------         ---------         ---------

PARTNERS' EQUITY (DEFICIT)
   March 31, 1998                 $(465,816)        $ 641,896         $ 176,080
                                  =========         =========         =========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Investment Associates, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1998 and 1997 relating to the Griffin Companies:

                                           1998              1997
                                         --------          --------
      Management fees                    $ 55,712          $ 78,229
      Supervisory fees                   $ 13,664          $ 18,899


3.    TAXABLE INCOME

      The net income shown on the statement of operations is reconciled to the taxable income as follows:

                                            For the Three Months
                                               Ended March 31,

                                            1998             1997
                                         ---------        ---------
      Net income per statement
          of operations                  $ 171,954        $ 123,677

      Book depreciation over
          tax depreciation                 200,472          105,036
                                         ---------        ---------

      Taxable income                     $ 372,426        $ 228,713
                                         =========        =========

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash and cash equivalents of $554,988 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

A quarterly distribution to partners of $100.00 per limited partnership unit was made following the first quarter to unit holders of record on March 31, 1998. Future cash distributions will depend on future property operations.


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

On May, 1997 the Partnership sold the Candleridge Apartments and the Villas of Patricia Park Apartments, therefore comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were still held in the first quarter of 1998.

Lunnonhaus Village Apartments:

For the first quarter, vacancies remained at less than 1% while rental rates rose 5% from 1997 to 1998. This together with an increase in Other Income resulted in an increase of 5.7% in total revenues from 1997. Payroll expense increased $4,251 to $45,582 from the first quarter of 1997, while insurance declined $3,996 from $8,555 to $4,559 over the same period. Changes in other operating expenses were even smaller so that the total operating expenses in the first quarter increased less than 1% from the first quarter of 1997.

On May 7, 1998, a formal sales contract was executed for the sale of Lunnonhaus Village Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of July. A Securities and Exchange Commission Form 8-K Will be filed following the closing which will detail the transaction.

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Olde English Village Apartments:

Vacancies were 13% for the first quarter, up only slightly when compared to the 11% from the first quarter of 1997. While rental rates increased about 3%, a decline in Other Income and the vacancy increase offset this so that total revenues increased less than 1% for the first quarter of 1998 over 1997. Operating expenses for the first quarter of 1998 increased from the first quarter of 1997 by about 4%. The largest increase was from Repairs and Maintenance which went from $7,659 in 1997 to $13,861 in 1998, one result of making vacant units rent ready. Real estate taxes also increased $4,200 from $61,800 in the first quarter of 1997 to $66,000 in 1998. Utilities on the other hand declined by $5,677 from $36,760 to $31,083.

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

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                    1997                          1998
                         -------------------------     -------------------------
                                     at                            at
                         3/31   6/30   9/30  12/31     3/31   6/30   9/30  12/31
1. Villas of
   Patricia Park Apts.
   Urbandale, Iowa        84%      *      *      *        *

2. Candleridge Apts.
   Urbandale, Iowa        96%      *      *      *        *

3. Lunnonhaus Village
   Apartments
   Golden, Colorado       99%   100%   100%   100%      99%

4. Olde English Village
   Apartments
   W. Des Moines, Iowa    89%    91%    93%    88%      87%


* Indicates the Partnership did not own the property at the end of the quarter.



                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

As of March 31, 1998, an individual was pursuing a legal action against the Partnership for injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgment against the Partnership would be covered by insurance.

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



                                      GRIFFIN REAL ESTATE FUND-II,
                                      A LIMITED PARTNERSHIP



Dated:  May 15, 1998                  By    /s/ Larry D. Fransen
                                                --------------------
                                                Larry D. Fransen, for the
                                                General Partner, Investment
                                                Associates



Dated:  May 15, 1998                  By    /s/ Larry D. Fransen
                                                --------------------
                                                Larry D. Fransen,
                                                Managing General Partner of the
                                                General Partner, Investment
                                                Associates