Form 10-Q
period 1998-06-30
GRIFFIN REAL ESTATE FUND II
filed 1998-08-11
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-11200

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1398390


                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788





Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                                Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q
or any amendment to this Form 10-Q.                             [ ]

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNESHIIP

                                      INDEX



PART I.   Financial Information

          Condensed Balance Sheets
              June 30, 1998 and December 30, 1997..............................1

          Condensed Statements of Operations
              for the Three Months and Six Months Ended
              June 30, 1998 and 1997...........................................2

          Condensed Statements of Cash Flows
              for the Six Months Ended
              June 30, 1998 and 1997...........................................3

          Condensed Statements of Changes
              in Partners' Equity for the
              Six Months ended June 30, 1998...................................4

          Notes to Financial Statements........................................5

          Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-7


Part II.  Other Information....................................................8

SIGNATURES ....................................................................9

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                            JUNE 30, 1998  DECEMBER 31, 1997
                                            -------------  -----------------
ASSETS
------
Cash and Cash Equivalents                    $    597,980    $    628,333
Receivables and Other Assets                      327,051         266,535
                                             ------------    ------------
     Total                                        925,031    $    894,868
                                             ------------    ------------

PROPERTY:
  Land                                          1,529,374       1,529,374
  Buildings and Improvements                   16,467,188      16,430,929
  Furniture and Equipment                       1,339,244       1,339,243
                                             ------------    ------------
     Total                                     19,335,806      19,299,546
  Less Accumulated Depreciation                10,626,099      10,292,116
                                             ------------    ------------
  Property - Net                                8,709,707       9,007,430
                                             ------------    ------------

TOTAL ASSETS                                 $  9,634,738    $  9,902,298
                                             ============    ============


LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

LIABILITIES:
  Accounts Payable and Accrued Liabilities   $    539,761    $    546,908
  Security Deposits                               101,899          90,063
  Mortgage Notes Payable                        8,917,490       9,031,201
                                             ------------    ------------
     Total Liabilities                          9,559,150    $  9,668,172
                                             ------------    ------------

PARTNERS' EQUITY:
  General Partner                                (470,841)       (462,914)
  Limited Partner                                 546,429         697,040
                                             ------------    ------------
     Total Partnership Equity                      75,588         234,126
                                             ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY       $  9,634,738    $  9,902,298
                                             ============    ============















See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                       ENDED JUNE 30               ENDED JUNE 30
                                    1998          1997           1998          1997
                                -------------------------    -------------------------
REVENUES

Rental Income                   $   963,705   $ 1,149,005    $ 1,912,665   $ 2,447,999
Interest Income                       7,916        14,073         18,084        27,706
Other Income                         49,996        58,874         93,960       122,363
Gain on Sale of Property               --       4,953,336           --       4,953,336
                                -----------   -----------    -----------   -----------
     Total Revenues               1,021,617     6,175,288      2,024,709     7,551,404
                                -----------   -----------    -----------   -----------

OPERATING EXPENSES

Operating Expenses                  544,675       666,874      1,025,446     1,389,540
Interest Expense                    178,219       252,147        359,371       542,552
Depreciation and
     Amortization                   169,215       212,445        338,430       451,813
                                -----------   -----------    -----------   -----------
Total Operating Expenses            892,109     1,131,466      1,723,247     2,383,905
                                -----------   -----------    -----------   -----------

NET INCOME BEFORE
       EXTRAORDINARY ITEM           129,508     5,043,822        301,462     5,167,499

EXTRAORDINARY ITEM -
       LOSS ON EXTINGUISHMENT
       OF DEBT                         --        (142,121)          --        (142,121)
                                -----------   -----------    -----------   -----------

NET INCOME                          129,508   $ 4,901,701    $   301,462   $ 5,025,378
                                ===========   ===========    ===========   ===========

NET INCOME ALLOCATED
     TO GENERAL PARTNER               6,475   $    46,951    $    15,073   $    53,135
                                ===========   ===========    ===========   ===========

NET INCOME ALLOCATED
     TO LIMITED PARTNERS        $   123,033   $ 4,854,750    $   286,389   $ 4,972,243
                                ===========   ===========    ===========   ===========

PER UNIT:
     NET INCOME BEFORE
     EXTRAORDINARY ITEM         $     56.31   $  2,283.64    $    131.07   $  2,337.42

       EXTRAORDINARY ITEM              --          (61.79)          --          (61.79)
                                -----------   -----------    -----------   -----------

       NET  INCOME              $     56.31   $  2,221.85    $    131.07   $  2,275.63
                                ===========   ===========    ===========   ===========




See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                        1998           1997
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                          $   301,462    $ 5,025,378
Adjustments to reconcile Net Income
    to Net Cash Provided by Operating Activities:
       Gain on Sale of Property                            --       (4,953,336)
       Extraordinary Item - Loss on
          Extinguishment of Debt                           --          142,121
       Depreciation and Amortization                    338,430        451,813
       Decrease (Increase) in Receivables
          and Other Assets                              (64,963)         8,004
       Decrease in Accounts Payable
          and Accrued Liabilities                        (7,147)      (341,776)
       Increase (Decrease) in Security Deposits          11,836        (48,438)
                                                    -----------    -----------
       Net Cash Provided by Operating Activities        579,618        283,766
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Property and Equipment                  (36,260)      (140,856)
    Proceeds from Sale of Property and Equipment           --        8,365,572
                                                    -----------    -----------
Net Cash Provided (Used) by Investing Activities        (36,260)     8,224,716
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to Partners                          (460,000)    (3,238,811)
    Prepayment Penalties on Mortgages                      --          (52,235)
    Payments of Principal Mortgage Notes Payable       (113,711)    (5,369,338)
                                                    -----------    -----------
Net Cash Used by Financing Activities                  (573,711)    (8,660,384)
                                                    -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (30,353)      (151,902)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         628,333      1,001,510
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   597,980    $   849,608
                                                    ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   360,779    $   581,478
                                                    ===========    ===========








See notes to condensed financial statement.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)



                              General      Limited        Total
                              Partner      Partners    Partnership
                              -------      --------    -----------

Partner's Equity (Deficit)   $(462,914)   $ 697,040    $ 234,126
     January 1, 1998

Net Income                      15,073      286,389      301,462

Distributions                  (23,000)    (437,000)    (460,000)
                             ---------    ---------    ---------

Partners' Equity (Deficit)   $(470,841)   $ 546,429    $  75,588
 June 30, 1998               ==========   =========    =========


































See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations for the three months and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Investment Associates, the general partner of the Partnership, are also owners, directors and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1998 and 1997 relating to the Griffin Companies:


                                                   1998             1997
                                                   ----             ----

                  Management fees               $ 122,810        $152,236
                  Supervisory fees              $  21,368       $  28,400

3.   TAXABLE INCOME (LOSS)

     The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                    FOR THE SIX MONTHS
                                                      ENDED JUNE 30,
                                                  1998             1997
                                                  ----             ----

     Net income per statement of operations     $ 301,462        $5,025,378

     Excess of book depreciation
        over  tax depreciation                    400,944           188,405
                                                ---------        ----------

     Taxable income                             $ 702,406        $5,213,783
                                                 ========        ==========

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash and cash equivalents of $597,980 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

A quarterly distribution to partners of $100.00 per limited partnership unit was made following the first quarter and again following the end of the second quarter to unit holders of record on June 30, 1998. Future cash distributions will depend on future property operations.


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

On May 27, 1997 the Partnership sold the Candleridge Apartments and the Villas of Patricia Park Apartments, therefore comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were still held in the second quarter of 1998.

Lunnonhaus Village Apartments:

For the first six months, vacancies remained at less than 1% while rental rates rose 5% from 1997 to 1998. This, together with an increase in Other Income, resulted in an increase of 5.7% in total revenues, from 1997. Year-to-date payroll expense increased $7,671 from $82,425 to $90,096 from the first six months of 1997, while utilities rose $4,598 from $116,268 to $120,866 over the same period. Significant decreases in expenses occurred in General and Administrative, which declined $3,393 from $14,341 to $10,948, and in Repairs and Maintenance which declined $5,508 from $38,903 to $33,395 during the first six months of 1997 and 1998 respectively.

On May 8, 1998, a formal sales contract was executed for the sale of Lunnonhaus Village Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of August. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

Olde English Village Apartments:

Vacancies were 11.3% for the first quarter, down slightly when compared to the 12.9% from the first six months of 1997. Rental rates also increased about 3%. Therefore despite a decline in Other Income total revenues increased about 3.5% for the first six months of 1998 over 1997. Operating expenses for the first half of 1998 increased from the first half of 1997 by about 10.7%. The largest increase was from Repairs and Maintenance which went from $21,526 in 1997 to $45,563 in 1998, one result of making vacant units rent ready. Real estate taxes also increased $8,400 from $123,600 in the first half of 1997 to $132,000 in 1998. Utilities on the other hand declined by $5,677 from $36,760 to $31,083.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A formal sales contract is expected to be executed in late August 1998 for the sale of Olde English Village Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of October. A Securities and Exchange Commission From 8-K will be filed following the closing which will detail the transaction.

Year 2000

The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The General Partner is currently evaluating the accounting software to find out if a Year 2000 problem exists. If the results of that evaluation show that there is a problem, there will be a conversion to another software that is widely used in the real estate industry, is readily available and is Year 2000 compliant. Such a conversion, if necessary, would occur in 1999. The General Partner's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations of financial position of the Partnership in any given year.

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.


                                                      1997                              1998
                                                       at                                at
                                          ----------------------------     ----------------------------
                                          3/31    6/30    9/30   12/31     3/31    6/30   9/30    12/31
1.   Villas of Patricia Park Apts.
     Urbandale, Iowa                      84%       *     *      *         *

2.   Candleridge Apartments
     Urbandale, Iowa                      96%       *     *      *         *

3.   Lunnonhaus Village Apartments
     Golden, Colorado                     99%      100%   100%   100%      99%

4.   Olde English Village Apartments
     W. Des Moines, Iowa                  89%       91%    93%    88%      87%


*  Indicates Partnership did not own property at end of quarter.


                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 1998, an individual was pursuing a legal action against the partnership for injuries sustained moving a refrigerator. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgment against the Partnership would be covered by insurance.

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



                                                 GRIFFIN REAL ESTATE FUND-II
                                                 A LIMITED PARTNERSHIP


Dated:   August 14, 1998                         By: /s/  Larry D. Fransen
                                                     ---------------------------
                                                 Larry D. Fransen, for the
                                                 General Partner, Investment
                                                 Associates

Dated:   August 14, 1998                         By: /s/  Larry D. Fransen
                                                     ---------------------------
                                                 Larry D. Fransen,
                                                 Managing General Partner of the
                                                 General Partner, Investment
                                                 Associates