Form 10-Q
period 1998-09-30
GRIFFIN REAL ESTATE FUND II
filed 1998-11-12
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                      INDEX



PART I.       Financial Information

              Condensed Balance Sheets
                  September 30, 1998 and December 31, 1997...................1

              Condensed Statements of Operations
                  for the Three Months and Nine Months Ended
                  September 30, 1998 and 1997................................2

              Condensed Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1998 and 1997................................3

              Condensed Statements of Changes
                  in Partners' Equity for the
                  Nine Months ended September 30, 1998.......................4

              Notes to Financial Statements..................................5

              Management's Discussion and Analysis of
                  Financial Conditions and Results
                  of Operations............................................6-7


Part II.      Other Information..............................................8

SIGNATURES...................................................................9

                          GRIFFIN REAL ESTATE FUND-II,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1998               1997
                                                ------------       ------------
ASSETS

Cash and Cash Equivalents                       $    373,324       $    628,333
Receivables and Other Assets                         147,203            266,535
                                                ------------       ------------
      Total                                          520,527       $    894,868
                                                ------------       ------------

PROPERTY:
  Land                                               815,329          1,529,374
  Buildings and Improvements                       7,584,793         16,430,929
  Furniture and Equipment                            798,704          1,339,243
                                                ------------       ------------
      Total                                        9,198,826         19,299,546
  Less Accumulated Depreciation                    4,995,247         10,292,116
                                                ------------       ------------
  Property - Net                                   4,203,579          9,007,430
                                                ------------       ------------

TOTAL ASSETS                                    $  4,724,106       $  9,902,298
                                                ============       ============

LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
  Accounts Payable and Accrued Liabilities      $    327,443       $    546,908
  Security Deposits                                   29,155             90,063
  Mortgage Notes Payable                           5,175,439          9,031,201
                                                ------------       ------------
      Total Liabilities                            5,532,037       $  9,668,172
                                                ------------       ------------

PARTNERS' EQUITY:
  General Partner                                    (46,183)          (462,914)
  Limited Partner                                   (761,748)           697,040
                                                ------------       ------------
      Total Partnership Equity                      (807,931)           234,126
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $  4,724,106       $  9,902,298
                                                ============       ============


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                         1998             1997             1998             1997
                                     ----------------------------      ----------------------------
REVENUES

Rental Income                        $   774,053      $   937,035      $ 2,686,718      $ 3,385,034
Interest Income                           17,137           11,506           35,221           39,212
Other Income                              27,888           44,655          121,848          167,017
Gain on Sale of Property               9,792,645               --        9,792,645        4,953,337
                                     -----------      -----------      -----------      -----------
     Total Revenues                   10,611,723          993,196       12,636,432        8,544,600
                                     -----------      -----------      -----------      -----------

OPERATING EXPENSES

Operating Expenses                       513,038          538,221        1,538,484        1,927,761
Interest Expense                         155,629          195,531          515,000          738,083
Depreciation and
      Amortization                       132,853          169,391          471,283          621,204
                                     -----------      -----------      -----------      -----------
Total Operating Expenses                 801,520          903,143        2,524,767        3,287,048
                                     -----------      -----------      -----------      -----------

NET INCOME BEFORE
         EXTRAORDINARY ITEM            9,810,203           90,053       10,111,665        5,257,552

EXTRAORDINARY ITEM -
         LOSS ON EXTINGUISHMENT
         OF DEBT                              --               --               --         (142,121)
                                     -----------      -----------      -----------      -----------

NET INCOME                             9,810,203      $    90,053      $10,111,665      $ 5,115,431
                                     ===========      ===========      ===========      ===========

NET INCOME ALLOCATED
      TO GENERAL PARTNER                 540,795      $     4,503      $   555,868      $    57,638
                                     ===========      ===========      ===========      ===========

NET INCOME ALLOCATED
      TO LIMITED PARTNERS            $ 9,269,408      $    85,550      $ 9,555,797      $ 5,057,793
                                     ===========      ===========      ===========      ===========

PER UNIT:
      NET INCOME BEFORE
      EXTRAORDINARY ITEM             $  4,242.29      $     39.15      $  4,373.36      $  2,379.82

      EXTRAORDINARY ITEM                      --               --               --           (65.04)
                                     -----------      -----------      -----------      -----------

      NET  INCOME                    $  4,242.29      $     39.15      $  4,373.36      $  2,314.78
                                     ===========      ===========      ===========      ===========


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                            1998               1997
                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $ 10,111,665       $  5,115,431
Adjustments to reconcile Net Income
     to Net Cash Provided by Operating Activities:
         Gain on Sale of Property                         (9,792,645)        (4,953,336)
         Extraordinary Item - Loss on
              Extinguishment of Debt                              --            142,121
         Depreciation and Amortization                       471,283            621,204
         Decrease (Increase) in Receivables
              and Other Assets                               112,661            (15,483)
         Decrease in Accounts Payable
              and Accrued Liabilities                       (219,465)          (364,893)
         Decrease in Security Deposits                       (60,908)           (48,710)
                                                        ------------       ------------
         Net Cash Provided by Operating Activities           622,591            496,334
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Property and Equipment                      (36,258)          (211,099)
     Proceeds from Sale of Property and Equipment         14,168,142          8,365,572
                                                        ------------       ------------
Net Cash Provided by Investing Activities                 14,131,884          8,154,473
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to Partners                           (11,153,722)        (3,468,586)
     Prepayment Penalties on Mortgages                            --            (52,236)
     Payments of Principal Mortgage Notes Payable         (3,855,762)        (5,423,789)
                                                        ------------       ------------
Net Cash Used by Financing Activities                    (15,009,484)        (8,944,611)
                                                        ------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                       (255,009)          (293,804)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              628,333          1,001,510
                                                        ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $    373,324       $    707,706
                                                        ============       ============

CASH PAID DURING THE PERIOD FOR INTEREST                $    538,451       $    829,699
                                                        ============       ============


See notes to condensed financial statement.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (unaudited)


                                General            Limited             Total
                                Partner           Partners          Partnership
                             ------------       ------------       ------------
Partner's Equity (Deficit)   $   (462,914)      $    697,040       $    234,126
      January 1, 1998

Net Income                        555,868          9,555,797         10,111,665

Distributions                    (139,137)       (11,014,585)       (11,153,722)
                             ------------       ------------       ------------

Partners' Equity (Deficit)   $    (46,183)      $   (761,748)      $   (807,931)
September 30, 1998           ============       ============       ============


See notes to condensed financial statements.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-II, A Limited Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-II, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Investment Associates, the general partner of the Partnership, are also owners, directors and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1998 and 1997 relating to the Griffin Companies:


                                       1998             1997
                                     --------         --------
            Management fees          $183,509         $205,948
            Supervisory fees         $ 29,783         $ 54,468

3.    TAXABLE INCOME (LOSS)

      The net income shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                      1998             1997
                                                  -----------      ----------
      Net income per statement of operations      $10,111,665      $5,115,431

      Excess of book depreciation
           over  tax depreciation                     370,814         237,745
                                                  -----------      ----------

      Taxable income                              $10,482,479      $5,353,176
                                                  ===========      ==========

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $538,451 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

A quarterly distribution to partners of $100.00 per limited partnership unit was made following the first and second quarters and again following the end of the third quarter to unit holders of record on September 30, 1998. In addition, sale proceeds of $4,741 per unit were distributed on September 2, 1998 following the sale of the Lunnonhaus Village Apartments on August 26, 1998. Future cash distributions will depend on future property operations.


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

On May 27, 1997 the Partnership sold the Candleridge Apartments and the Villas of Patricia Park Apartments. Also, on August 26, 1998 the Partnership sold Lunnonhaus Village Apartments. With these sales, comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following operations discussion is therefore limited to the one remaining property that was still held in the third quarter of 1998.


Olde English Village Apartments

Through 1997 occupancy at Olde English Village had been more or less at 90% but increased steadily in 1998. As of September 30, 1998 occupancy stood at 95%. Rental rates for the first nine months of 1998 increased by about 2.5% over the first nine months of 1997. Therefore despite a decline in Other Income total revenues increased about 4.6% for the first nine months of 1998 over 1997. Operating expenses for the first nine months of 1998 increased from the first nine months of 1997 by about 10.9%. The largest increase was from Repairs and Maintenance which went from $39,462 in 1997 to $70,119 in 1998, one result of making vacant units rent ready. Another expense related to occupancy is Advertising and Leasing expense which rose more than 50% from $17,087 over the first 9 months in 1997 to $26,291 over the first nine months of 1998. Real estate taxes also increased $12,600 from $185,400 in the first nine months of 1997 to $198,000 in 1998. Utilities on the other hand declined by $9,767 from $92,285 to $82,518.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A formal sales contract was executed on September 21, 1998 for the sale of Olde English Village Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of December. A Securities and Exchange Commission From 8-K will be filed following the closing which will detail the transaction.

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

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                                    1997                           1998
                                                     at                             at
                                       ----------------------------    ----------------------------
                                       3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
1. Villas of Patricia Park Apts.
   Urbandale, Iowa                      84%      *       *       *       *       *       *

2. Candleridge Apartments
   Urbandale, Iowa                      96%      *       *       *       *       *       *

3. Lunnonhaus Village Apartments
   Golden, Colorado                     99%    100%    100%    100%     99%     99%      *

4. Olde English Village Apartments
   W. Des Moines, Iowa                  89%     91%     93%     88%     87%     92%     95%



* Indicates Partnership did not own property at end of quarter.

                           GRIFFIN REAL ESTATE FUND-II
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 30, 1998, an individual was pursuing a legal action against the partnership for injuries sustained moving a refrigerator. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgment against the Partnership would be covered by insurance.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits
                    Exhibits 27 Financial Data Schedule

            (b) Form 8-K was filed on September 9, 1998 to report the sale of Lunnonhaus Village Apartments on August 26, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GRIFFIN REAL ESTATE FUND-II
                                         A LIMITED PARTNERSHIP


Dated:  November 13, 1998                By:  /s/  Larry D. Fransen
                                              ---------------------
                                              Larry D. Fransen, for the
                                              General Partner, Investment
                                              Associates


Dated:  November 13, 1998                By:  /s/  Larry D. Fransen
                                              ---------------------
                                              Larry D. Fransen,
                                              Managing General Partner of the
                                              General Partner, Investment
                                              Associates