Form 10-K
period 1998-12-31
GRIFFIN REAL ESTATE FUND II
filed 1999-03-25
CIK 319716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998. Commission file number 0-11200

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Forms 8-K dated September 9, 1998 and January 27, 1999 is incorporated by reference in this report.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                            PAGE
PART I
    Item 1   Business........................................................1-2

    Item 2   Properties........................................................3

    Item 3   Legal Proceedings.................................................3

    Item 4   Submission of Matters to a Vote
             of Limited Partners...............................................3


PART II
    Item 5   Market for the Partnership's Limited Partnership
             Interests and Related Limited Partner Matters.....................3

    Item 6   Selected Financial Data...........................................4

    Item 7   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................5-7

    Item 8   Financial Statements and Supplementary Data.......................8

    Item 9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............................8


PART III
    Item 10  The General Partner of the Partnership..........................8-9

    Item 11  Management Remuneration and Transactions.........................10

    Item 12  Limited Partnership Ownership of Certain
             Beneficial Owners and Management.................................11

    Item 13  Certain Relationships and Related
             Transactions.....................................................11


PART IV
    Item 14  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..........................................12


SIGNATURES   .................................................................13

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

      As of December 31, 1998 the Partnership has made the real property investment set forth in the following table:

      Name, type of property                          Date of       Type of
            and location     (a)         Size        Purchase      Ownership (b)
      ----------------------           ---------     --------      ---------

      1. Olde English Village Apts.    264 units      8/31/82      Mortgage Note
         West Des Moines, Iowa

      (a)   Reference is made to Schedule III of this annual report.

      (b) Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term indebtedness secured by the Partnership's real property investment;

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

      As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. No refinancings occurred in 1998, 1997, or 1996. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

      The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1998, 1997, and 1996 the Partnership redeemed no units.

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

                            AVERAGE EFFECTIVE ANNUAL
                                 RENTAL PER UNIT

                             Lunnonhaus     Olde English          Villas of
           Candleridge       Village        Village               Patricia Park
           Apartments        Apartments     Apartments            Apartments
           Urbandale, IA     Golden, CO     W. Des Moines, IA     Urbandale, IA
--------------------------------------------------------------------------------
1998               *           $7,786          $6,371                    *
--------------------------------------------------------------------------------
1997           6,397            7,453           5,996                5,650
--------------------------------------------------------------------------------
1996           6,494            7,114           6,094                6,095
--------------------------------------------------------------------------------
1995           6,605            6,699           6,329                6,435
--------------------------------------------------------------------------------
1994           6,345            6,311           6,094                6,214
--------------------------------------------------------------------------------
* Indicates the partnership did not own the property at any time during the year.


                                SCHEDULE OF REAL
                                  ESTATE TAXES

                                Lunnonhaus    Olde English         Villas of
               Candleridge      Village       Village              Patricia Park
               Apartments       Apartments    Apartments           Apartments
               Urbandale, IA    Golden, CO    W. Des Moines, IA    Urbandale, IA
--------------------------------------------------------------------------------
1998 Tax Rate      *                (a)             (a)                 *
   Assessment      *                (a)             (a)                 *
--------------------------------------------------------------------------------
1997 Tax Rate      *               89.573        34.36266               *
   Assessment      *              $74,071        $272,482               *
--------------------------------------------------------------------------------
1996 Tax Rate    34.07312          89.059        34.07312            34.07312
   Assessment    $151,068         $65,983        $268,332            $127,987
--------------------------------------------------------------------------------
1995 Tax Rate    33.32970          89.412        33.32970            33.32970
   Assessment    $143,756         $66,244        $261,864            $121,792
--------------------------------------------------------------------------------
1994 Tax Rate    34.39191          90.98         34.66721            34.39191
   Assessment    $128,614         $59,799        $242,212            $119,900
--------------------------------------------------------------------------------
* Indicates the Partnership did not own the property at the time of the assessment.
(a)   Data not yet available.

It is the opinion of the General Partner that the Partnership's property is adequately covered by insurance.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 2.  Properties

      The Partnership owns the real property referred to in Item 1 to which reference is hereby made.

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 6.  Selected Financial Data

               Griffin Real Estate Fund-II, A Limited Partnership
       For the Years Ended December 31, 1998, 1997, 1996, 1995, and 1994

                                1998             1997              1996             1995             1994
                            -----------      -----------       -----------      -----------      -----------

Total Revenues              $13,107,038      $ 9,542,670       $ 5,589,366      $ 5,472,890      $ 5,148,672

Net Income before            10,088,953        5,303,794           539,331          324,981          151,515
 extraordinary item

Net Income before              4,565.70         2,359.35            234.49           141.24            65.81
 extraordinary item
 per limited
 partnership unit (c)

Extraordinary item -                 --         (142,121)               --               --               --
 Loss on extingishment
 of debt

Extraordinary item -                 --           (63.23)               --               --               --
 Loss on extingishment
 of debt per limited
 unit (c)

Net Income                   10,088,953        5,161,673           539,331          324,981          151,515

Net Income per limited         4,565.70         2,296.12            234.49           141.24            65.81
 partner unit (c)

Total Assets                  4,441,242        9,902,298        14,308,137       14,837,677       15,184,304

Mortgages and                 5,143,606        9,031,201        14,510,958       14,801,452       15,067,907
 Contracts for deed

Cash distributions          $  5,293.00      $  1,660.00       $    357.54      $    187.53               --
 per limited
 partner unit (b)


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $8,811 per Limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership.

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Summary of Operations - 1998 Compared to 1997

      The year 1998 was marked by the continued disposition of the Partnership properties that began in 1997. One of the remaining two properties was sold during 1998 and the other was sold in January 1999. As a result of the sale of the remaining property, the Partnership was terminated on February 28, 1999. Quarterly distributions continued through the third quarter of 1998 at $400 per unit for an annual rate of return of 8% of the limited partners' original investment.

      On August 26, 1998 the Partnership sold Lunnonhaus Village Apartments. This sale and the two property sales in 1997 mean that comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the one remaining property that was held for the entire year.

Olde English Village Apartments:

      Physical occupancy recovered to 96% from the 87% level reached in the first quarter of 1998. This is a welcome reversal of the trend that began in late 1996 and continued through 1997 when the Des Moines market was unusually soft. Gross potential rents rose 2.2% from 1997 to 1998. Rent loss decreased by $68,922 from $221,152 in 1997 to $152,230 in 1998. These two factors overcame a small decrease in other income to bring total income up 6% from $1,666,370 in 1997 to $1,766,765 in 1998.

      Continued vacancies earlier in 1998 caused a continued increase in the areas of repairs and maintenance expense and in painting and decorating as the apartments were made rent ready. Repairs and maintenance increased from $60,660 in 1997 to $84,076 in 1998. Advertising also increased 31% in an attempt to lease the vacant units. Total advertising rose from $26,907 in 1997 to $35,207 in 1998.

      Capital expenditures of $247,881 were used mostly for landscaping and garage roof repairs, along with the normal carpet and appliance replacements and numerous other small projects.

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

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

YEAR 2000

      The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could have resulted in a system failure or miscalculations causing disruptions of operations. The General Partner had been evaluating the accounting software to find out if a Year 2000 problem existed. However, given that the Partnership terminated on February 28, 1999 this is no longer an issue.

LIQUIDITY

      The Partnership had approximately $149,401 of cash reserves on hand at December 31, 1998. This provided the Partnership with ample liquidity with which to operate the Partnership up to its termination on February 28, 1999. The Partnership sold Olde English Village Apartments on January 14, 1999 and distributed sales proceeds of $1,573 to unitholders of record on February 18, 1999.

      Candleridge and Villas of Patricia Park Apartments were both sold on May 27, 1997. Sales proceeds of $1,285 per unit were distributed on June 17, 1997 to unitholders of record on May 27, 1997. Lunnonhaus Village Apartments was sold on August 26, 1998. Sales proceeds of $4,741 per unit were distributed on September 2, 1998 to unitholders of record on August 26, 1998.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE

                              Lunnonhaus    Olde English         Villas
             Candleridge      Village       Village              of Patricia
             Apartments       Apartments    Apartments           Park Apartments
             Urbandale, IA    Golden, CO    W. Des Moines, IA    Urbandale, IA
             -------------    ----------    -----------------    ---------------

3/31/98           *              99%              87%                 *
6/30/98           *              99%              92%                 *
9/30/98           *              *                95%                 *
12/31/98          *              *                96%                 *

3/31/97           96%            99%              89%                 84%
6/30/97           *              100%             91%                 *
9/30/97           *              100%             93%                 *
12/31/97          *              100%             88%                 *

3/31/96           96%            100%             94%                 96%
6/30/96           95%            98%              92%                 91%
9/30/96           96%            100%             94%                 95%
12/31/96          94%            100%             87%                 89%

3/31/95           95%            100%             97%                 93%
6/30/95           99%            99%              99%                 96%
9/30/95           97%            99%              100%                98%
12/31/95          99%            100%             97%                 95%

3/31/94           92%            100%             93%                 97%
6/30/94           98%            99%              92%                 95%
9/30/94           96%            100%             99%                 98%
12/31/94          94%            99%              98%                 98%

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

      Effective February 29, 1998 Thomas A. Robeson, one of the partners of the General Partner, withdrew as a partner. Effective December 31, 1994 James R. Wadsworth, one of the partners of the General Partner, withdrew as a partner. Also effective July 22, 1997 Frederick R. Lamb, one of the partners of the General Partners, withdrew as a partner. Their shares of ownership and their shares of future profits and losses were assigned to and split equally between Larry D. Fransen and Robert S. Dunbar. Mr. Fransen and Mr. Dunbar were already partners of the General Partner.

      The identity and business experience of each of the partners of the General Partner is as follows:

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Larry D. Fransen (age 58) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

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

Robert S. Dunbar (age 59) is Chief Executive Officer of Griffin Companies.

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

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

Item 11.  Management Remuneration and Transactions

      Partners of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

      . Profits, losses, and cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the general partner.

      . Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the general partner receiving at least 1% of the distributions:

            .. First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

            .. Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

            .. Third, any remaining balance, 80% to the limited partners and 20% to the general partner.

      The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

      Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $43,944, $23,857 and $24,064 in 1998, 1997, and 1996 respectively, for these expenses.

      Reference is made to Note 4 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP

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

                                   Amount and Nature           Percent of Class
                                   of Beneficial               Outstanding at
            Title of Class         Ownership                   December 31, 1998
            --------------         ---------                   -----------------
      Limited Partnership Units    126 units, purchased at          5.8%
                                   $2,387.50 per unit


          The individual general partners of the General Partner as a group have the following interest in the Partnership:

                                   Amount and Nature           Percent of Class
                                   of Beneficial               Outstanding at
            Title of Class         Ownership                   December 31,1998
            --------------         ---------                   -----------------
      Limited Partnership Units    26 units purchased at            1.2%
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

Item 13.  Certain Relationships and Related Transactions

      The partners of Investment Associates, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                          1998            1997            1996
                                        --------        --------        --------

      Property management fees          $219,394        $259,996        $302,319
      Major improvement
          supervisory fees                24,198          68,502          73,408

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this report:

            Exhibit 13: Financial Statements and Schedules.

      An 8-K was filed on June 12, 1997 in regards to the sale of the Candleridge Apartments and Villas of Patricia Park Apartments on May 27, 1997. Another 8-K was filed on September 9, 1998 in regards to the sale of Lunnonhaus Village Apartments on August 26, 1998. An 8-K was filed on January 27, 1999 in regards to the sale of Olde English Village on January 14, 1999. Proforma Financial Information was included with these filings.

      No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.

               GRIFFIN REAL ESTATE FUND-II, A LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 1999                      Griffin Real Estate Fund-II,
                                            A Limited Partnership



                                            By:  Larry D. Fransen\s\
                                                 ----------------------------
                                                 Larry D. Fransen
                                                 for the General Partner
                                                 Investment Associates


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



Dated:  March 29, 1999                      By:  Larry D. Fransen\s\
                                                 ----------------------------
                                                 Larry D. Fransen
                                                 Managing General Partner
                                                 of the General Partner
                                                 Investment Associates